Form 10-K
period 1997-12-31
FIRST SOURCE BANCORP INC
filed 1998-03-30
CIK 1051092

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1997

                        Commission File No.: 000-23809

                          FIRST SOURCE BANCORP, INC.
            (exact name of registrant as specified in its charter)

         DELAWARE
(State or other jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)

          1000 WOODBRIDGE CENTER DRIVE, WOODBRIDGE, NEW JERSEY  07095
                    (Address of principal executive offices)

      Registrant's telephone number, including area code: (732) 726-9700
       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (Title of class)

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X    .
    ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was $__________ and is based upon the last sales price as quoted on The Nasdaq Stock Market for March ___, 1998.

     As of March ___, 1998, the Registrant had 8,016,352 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                   1.  None.

                                     INDEX



PART I                                                               PAGE
                                                                    ------

Item 1.     Business................................................  1

Additional Item.  Executive Officers of the Registrant                1

Item 2.     Properties..............................................  1

Item 3.     Legal Proceedings.......................................  1

Item 4.     Submission of Matters to a Vote of Security Holders.....  1


PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.....................................  1

Item 6.     Selected Financial Data.................................  1

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................  1

Item 7A.    Quantitive and Qualitative Disclosures About Market Risk  2

Item 8.     Financial Statements and Supplementary Data.............  2

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..................  2

PART III

Item 10.    Directors and Executive Officers of the Registrant......  2

Item 11.    Executive Compensation..................................  3

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management..........................................  3

Item 13.    Certain Relationships and Related Transactions..........  3

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.............................................  4
SIGNATURES

                                    PART I

ITEM 1.  BUSINESS.
-----------------

GENERAL

     First Source Bancorp, Inc. (also referred to as the "Company") was incorporated under Delaware law on December 15, 1997 at the direction of the Board of Directors of First Savings Bank, SLA (the "Bank") and the Bank's mutual holding company, First Savings Bancshares, MHC (the "MHC"). The Company was formed in connection with the conversion and reorganization of the Bank and the MHC into the stock holding company form of organization. As part of the conversion and reorganization, the Company filed an application with the Office of Thrift Supervision ("OTS") to become a savings and loan holding company and acquire all of the assets and liabilities of the Bank. That application was conditionally approved by the OTS on February 12, 1998. The Company also filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC") to register the Company's common stock, par value $.01, which was declared effective by the SEC on February 11, 1998. The Company's common stock will be exchanged for the Bank's outstanding common stock in an exchange offering, and will be offered for sale to certain members of the public in a subscription and community offering (collectively referred to as the "Offerings").

     The Offerings expire on March 30, 1998, and, assuming receipt of stockholder and member approvals, the conversion and reorganization is expected to be completed in April, 1998. Upon consummation of the transaction, the Company will, through a series of steps, become the parent holding company of the Bank, holding all of the Bank's issued and outstanding common stock.

     Prior to completion of the conversion and reorganization, and as of December 31, 1997, the Company was a shell corporation, with no assets, no liabilities, no common stock outstanding and no operations. Therefore, the Company has no information to report pursuant to Parts I or II hereof. The Company's Board of Directors and executive officers are set forth under Part
III. Under Part IV, the Company has filed as an exhibit the Annual Report on Form 10-K of First Savings Bank, SLA, which will become the Company's significant subsidiary upon completion of the conversion and reorganization.

ITEM 2.  PROPERTIES.
-------------------

     The Company is located and will conduct its business at the Bank's main office, located at 1000 Woodbridge Center Drive, Woodbridge, New Jersey. It owns no properties. See Exhibit 99.0 for a discussion of the Bank's properties.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

     None.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

     None.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         --------------

     None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

     None.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------


                           MANAGEMENT OF THE COMPANY

     The Board of Directors of the Company is divided into three classes, each of which contains approximately one-third of the Board. The directors shall be elected by the stockholders of the Company for staggered three year terms, or until their successors are elected and qualified. One class of directors, consisting of Mr. Timpson and Dr. Akey, has a term of office expiring at the first annual meeting of stockholders following consummation of the conversion and reorganization. A second class, consisting of Messrs. Martin, McLaughlin and Ruegger, has a term of office expiring at the second annual meeting of stockholders, and a third class, consisting of Messrs. Mulkerin, Shein and Burke, has a term of office expiring at the third annual meeting of stockholders.

     The following individuals are the executive officers of the Company and hold the offices set forth below opposite their names.

                  NAME                        POSITIONS HELD WITH COMPANY
      --------------------------        -------------------------------------
            John P. Mulkerin                President and Chief Executitve
                                            Officer of the Bank and Company,
                                            General Counsel of the Bank

         Christopher P. Martin              Executive Vice President, Chief
                                            Operating and Financial Officer,
                                            Corporate Secretary

     The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal at the discretion of Board of Directors.

     Since the formation of the Company, none of the executive officers, directors or other personnel of the Company has received remuneration from the Company. Information concerning the principal occupations, employment and other information concerning the directors and officers of the Company during the past five years is set forth below.

BIOGRAPHICAL INFORMATION

DIRECTORS AND EXECUTIVE OFFICERS

     John P. Mulkerin is the President, Chief Executive Officer and a director of the Company. He was named President and Chief Executive Officer and a member of the Board of Directors of First Savings Bank, SLA in June 1996, following the death of Joseph S. Yewaisis. Mr. Mulkerin joined the Bank in 1987 as Executive Vice President, Chief Operating Officer and Corporate Secretary. He was named General Counsel of the Bank in 1993. Mr. Mulkerin also serves as a director of FSB Financial Corp., a wholly-owned subsidiary of the Bank. Mr. Mulkerin is also a member of the Board of Directors of Middlesex Water Company, Raritan Bay Medical Center and Daytop Village Foundation, headquartered in New York.

     Christopher P. Martin is the Executive Vice President, Chief Financial and Operating Officer, Corporate Secretary and a director of both the Company and First Savings Bank, SLA. He joined the Bank in 1984 and served as Controller of the Bank until 1989, when he was named Senior Vice President and Chief Financial Officer. He was named Executive Vice President in 1994. Mr. Martin is also Treasurer and a director of FSB Financial Corp.

     Donald T. Akey, M.D. is a member of the Board of Directors of the Company and First Savings Bank, SLA. He joined the Board of First Savings Bank, SLA in 1979. Dr. Akey is a surgeon who had practiced in Metuchen, New Jersey, for over forty years. Dr. Akey retired from active practice in 1993.

     Harry F. Burke is a member of the Board of Directors of the Company and First Savings Bank, SLA. He joined the Board of First Savings Bank, SLA in 1970. Mr. Burke owned and operated a general insurance agency in Woodbridge, New Jersey prior to the sale of said business in 1980.

     Keith H. McLaughlin is a member of the Board of Directors of the Company and First Savings Bank, SLA. He joined the Board of First Savings Bank, SLA in 1983. He is the President and Chief Executive Officer of Raritan Bay Medical Center, which operates acute care hospitals in Perth Amboy and Old Bridge, New Jersey. Mr. McLaughlin also serves as director of the Princeton Insurance Company.

     Philip T. Ruegger, Jr. is a member of the Board of Directors of the Company and First Savings Bank, SLA. He joined the Board of First Savings Bank, SLA in 1983. Mr. Ruegger is now an investor. Previously, he was President of Northwest Construction Co., a real estate construction and management firm. Mr. Ruegger served as director of the National Bank of New Jersey, a commercial bank, from 1968 through 1981.

     Jeffries Shein is a member of the Board of Directors of the Company and First Savings Bank, SLA. He joined the Board of First Savings Bank, SLA in 1985. He is a partner with Jacobson, Goldfarb and Tanzman Associates, L.L.C., a commercial real estate brokerage firm. Mr. Shein serves on the Board of Directors of Middlesex Water CO. and is Chairman of the Board of Raritan Bay Medical Center.

     Walter K. Timpson is Chairman of the Company's Board of Directors. He was appointed Chairman of the Board of Directors of First Savings Bank, SLA in June 1996, following the death of Mr. Joseph S. Yewaisis. Mr. Timpson has operated a real estate appraisal firm in Metuchen, New Jersey for over forty years.

MEETINGS OF THE BOARD AND COMMITTEES OF THE BOARD

     The Board of Directors conducts its business through meetings of the Board and through activities of its committees. Since the Company's formation in December 1997, the Board met once in 1997 for organizational purposes. The Board of Directors of the Company maintains Audit, Nominating and Compensation committees, none of which have met since December 1997.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     None.  The Company has not yet issued any stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:


1.   All financial statements of the Company.

     None

2.   Financial Statements required by Item 8.

     None

3.   Exhibits

(a)   The following exhibits are filed as part of this report:

        3.1  Certificate of Incorporation of First Source Bancorp, Inc.*
        3.2  Bylaws of First Source Bancorp, Inc.*
        4.0  Stock Certificate of First Source Bancorp, Inc.*
        10.1   First Savings Bank, SLA 1992 Incentive Stock Option Plan*
        10.2   First Savings Bank, SLA 1992 Stock Option Plan for Outside
               Directors*
        10.3   First Savings Bank, SLA 1996 Omnibus Incentive Plan*
        10.4   First Savings Bank, SLA Employee Stock Ownership Plan*
        10.5   Draft ESOP Loan Commitment Letter and ESOP Loan Documents
        10.6   First Savings Bank, SLA Directors' Deferred Fee Stock Unit Plan*
        10.7   First Savings Bank, SLA Supplemental Executive Retirement Plan*
        10.8 Draft First Savings Bank, SLA Supplement Executive Retirement Plan II*
        10.9   First Savings Bank, SLA Director Retirement Plan*
        10.10 Employment Agreements between First Savings Bank, SLA and certain executive officers*
        10.11 Form of Employment Agreement between First Source Bancorp, Inc. and certain executive officers*
        10.12 Form of Change in Control between First Savings Bank, SLA and certain executive officers*
        10.13 Form of Change in Control between First Source Bancorp, Inc. and certain executive officers*
        10.14 Form of First Savings Bank, SLA Employee Severance Compensation Plan*
        11.0   Statement regarding computation of per share earnings**
        12.0   Statements regarding computation of ratios**
        21.0   Subsidiaries**
        23.0   Consents of experts and counsel**
        27.0   Financial Data Schedule**
        99.0   Form 10-K of First Savings Bank, SLA (filed herewith)

(b)  Reports on Form 8-K

               None.


* Statement, and Pre-Effective Amendment No. 1, filed on December 19, 1997 and February 9, 1998, respectively, Registration No. 333-42757.
**   Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST SOURCE BANCORP, INC.


                              By: /s/ John P. Mulkerin
                                  ------------------------------------

                                 John P. Mulkerin
DATED: March 25, 1998            President, Chief  Executive
                                 Officer and Director
                                 (Principal Executive Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                                      Title                      Date
----                                      -----                      ----

/s/ John P. Mulkerin          President, Chief Executive          March 25, 1998
----------------------------  Officer and Director
 John P. Mulkerin             (Principal Executive Officer)


/s/ Walter K. Timpson         Chairman of the Board of            March 25, 1998
----------------------------  Directors
Walter K. Timpson

/s/ Harry F. Burke            Director                            March 25, 1998
----------------------------
Harry F. Burke

/s/ Jeffries Shein            Director                            March 25, 1998
----------------------------
Jeffries Shein

/s/ Donald T. Akey, M.D.      Director                            March 25, 1998
----------------------------
Donald T. Akey, M.D.

/s/ Keith H. McLaughlin       Director                            March 25, 1998
----------------------------
Keith H. McLaughlin

/s/ Philip T. Ruegger, Jr.    Director                            March 25, 1998
----------------------------
Philip T. Ruegger, Jr.

/s/ Christopher P. Martin     Executive Vice President,           March 25, 1998
----------------------------  Chief Operating and
Christopher P. Martin         Financial Officer and
                              Director