Form 10-K/A
period 1997-12-31
FIRST SOURCE BANCORP INC
filed 1998-04-01
CIK 1051092

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1997

                        Commission File No.: 000-23809

                          FIRST SOURCE BANCORP, INC.
            (exact name of registrant as specified in its charter)

         DELAWARE                                     223566151
(State or other jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)

          1000 WOODBRIDGE CENTER DRIVE, WOODBRIDGE, NEW JERSEY  07095
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

     No voting common stock had been issued as of the date hereof.

     As of March 31, 1998, the Registrant had no shares outstanding.

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
SIGNATURES

                                    PART I

ITEM 1.  BUSINESS.
-----------------

GENERAL

     First Source Bancorp, Inc. (also referred to as the "Company") was incorporated under Delaware law on December 15, 1997 at the direction of the Board of Directors of First Savings Bank, SLA (the "Bank") and the Bank's mutual holding company, First Savings Bancshares, MHC (the "MHC"). The Company was formed in connection with the pending conversion and reorganization of the Bank and the MHC into the stock holding company form of organization. As part of the conversion and reorganization, the Company filed an application with the Office of Thrift Supervision ("OTS") to become a savings and loan holding company and acquire all of the assets and liabilities of the Bank. That application was conditionally approved by the OTS on February 11, 1998. The Company also filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC") to register the Company's common stock, par value $.01, which Registration Statement was declared effective by the SEC on February 11, 1998. The Company's common stock will be exchanged for the Bank's outstanding common stock in an exchange offering, and will be offered for sale to certain members of the public in a subscription and community offering (collectively referred to as the "Offerings").

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

     The following individuals are the executive officers of the Company and hold the offices set forth below opposite their names.

                  NAME                        POSITIONS HELD WITH COMPANY
      --------------------------        -------------------------------------
            John P. Mulkerin                President and Chief Executive
                                            Officer

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

MEETINGS OF THE BOARD AND COMMITTEES OF THE BOARD

     The Board of Directors conducts its business through meetings of the Board and through activities of its committees. Since the Company's formation in December 1997, the Board met once in 1997 for organizational purposes. The Board of Directors of the Company maintains Audit, Nominating and Compensation committees, none of which met in 1997.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     None. The Company's executive officers receive no remuneration from the Company.

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

2.   Financial Statements required by Item 8.

     None

3.   Exhibits

(a)   The following exhibits are filed as part of this report:

         3.1   Certificate of Incorporation of First Source Bancorp, Inc.*
         3.2   Bylaws of First Source Bancorp, Inc.*
         4.0   Stock Certificate of First Source Bancorp, Inc.*
        10.1   First Savings Bank, SLA 1992 Incentive Stock Option Plan*
        10.2   First Savings Bank, SLA 1992 Stock Option Plan for Outside
               Directors*
        10.3   First Savings Bank, SLA 1996 Omnibus Incentive Plan*
        10.4   First Savings Bank, SLA Employee Stock Ownership Plan*
        10.5   Draft ESOP Loan Commitment Letter and ESOP Loan Documents*
        10.6   First Savings Bank, SLA Directors' Deferred Fee Stock Unit Plan*
        10.7   First Savings Bank, SLA Supplemental Executive Retirement Plan*
        10.8 Draft First Savings Bank, SLA Supplement Executive Retirement Plan II*
        10.9   First Savings Bank, SLA Director Retirement Plan*
        10.10 Employment Agreements between First Savings Bank, SLA and certain executive officers*
        10.11 Form of Employment Agreement between First Source Bancorp, Inc. and certain executive officers*
        10.12 Form of Change in Control between First Savings Bank, SLA and certain executive officers*
        10.13 Form of Change in Control between First Source Bancorp, Inc. and certain executive officers*
        10.14 Form of First Savings Bank, SLA Employee Severance Compensation Plan*
        11.0   Statement regarding computation of per share earnings**
        12.0   Statements regarding computation of ratios**
        21.0   Subsidiaries**
        23.0   Consents of experts and counsel**
        27.0   Financial Data Schedule**
        99.0   Form 10-K of First Savings Bank, SLA (filed herewith)

(b)  Reports on Form 8-K

               None.


* Incorporated herein by reference to the Exhibits to form S-1 Registration Statement, and Pre-Effective Amendment No. 1, filed on December 19, 1997 and February 9, 1998, respectively, Registration No. 333-42757.
**   Not applicable.

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


                              FIRST SOURCE BANCORP, INC.


                              By: /s/ John P. Mulkerin
                                  ------------------------------------

                                 John P. Mulkerin
DATED: April 1, 1998             President, Chief  Executive
                                 Officer and Director
                                 (Principal Executive Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                                      Title                      Date
----                                      -----                      ----

/s/ John P. Mulkerin          President, Chief Executive          April 1, 1998
----------------------------  Officer and Director
 John P. Mulkerin             (Principal Executive Officer)


/s/ Walter K. Timpson         Chairman of the Board of            April 1, 1998
----------------------------  Directors
Walter K. Timpson

/s/ Harry F. Burke            Director                            April 1, 1998
----------------------------
Harry F. Burke

/s/ Jeffries Shein            Director                            April 1, 1998
----------------------------
Jeffries Shein

/s/ Donald T. Akey, M.D.      Director                            April 1, 1998
----------------------------
Donald T. Akey, M.D.

/s/ Keith H. McLaughlin       Director                            April 1, 1998
----------------------------
Keith H. McLaughlin

/s/ Philip T. Ruegger, Jr.    Director                            April 1, 1998
----------------------------
Philip T. Ruegger, Jr.

/s/ Christopher P. Martin     Executive Vice President,           April 1, 1998
----------------------------  Chief Operating and
Christopher P. Martin         Financial Officer and
                              Director