Form 10-Q
period 1998-03-31
FIRST SOURCE BANCORP INC
filed 1998-05-15
CIK 1051092

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

         [_] Transition report pursuant to Section 13 or 15(D) of the
                        Securities Exchange Act of 1934

           For the transition period from __________ to ___________

                        Commission File No.: 000-23809

                          FIRST SOURCE BANCORP, INC.
            (exact name of registrant as specified in its charter)

              DELAWARE                               22-3566151
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

Yes   X        No
    -----         -----.
Yes   X        No
    -----         -----.


                     APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number or shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No shares were outstanding as of March 31, 1998.

                                     INDEX



PART I       FINANCIAL INFORMATION                                          PAGE
                                                                            ----

Item 1.      Financial Statements.............................................3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................3

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......3

PART II      OTHER INFORMATION


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
-----------------------------

         First Source Bancorp, Inc. (also referred to as the "Company") was incorporated under Delaware law on December 15, 1997 at the direction of the Board of Directors of First Savings Bank, SLA (the "Bank") and the Bank's mutual holding company, First Savings Bancshares, MHC (the "MHC"). The Company was formed in connection with the conversion and reorganization of the Bank and the MHC into the stock holding company form of organization. As part of the conversion and reorganization, the Company filed an application with the Office of Thrift Supervision ("OTS") to become a savings and loan holding company and acquire all of the assets and liabilities of the Bank. That application was conditionally approved by the OTS on February 12, 1998. The Company also filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC") to register the Company's common stock, par value $.01, to be issued in connection with the conversion and reorganization. The Registration Statement was declared effective by the SEC on February 11, 1998.

         The conversion and reorganization was completed on April 8, 1998, whereby the Company became the parent holding company of the Bank, holding all of the Bank's issued and outstanding common stock.

         Prior to completion of the conversion and reorganization, and as of March 31, 1998, the Company was a shell corporation, with no assets, no liabilities, no common stock outstanding and no operations. Therefore, the Company has no information to report pursuant to Parts I or II hereof. Under
Part II, the Company has filed as an exhibit the Quarterly Report on Form 10-Q of First Savings Bank, SLA, which became the Company's wholly-owned subsidiary upon completion of the conversion and reorganization on April 8, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
         -------------

         See Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         See Item 1.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
--------------------------

         None.

Item 2.  Changes in Securities.
------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None.

Item 5.  Other Information.
--------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

         The following exhibits are filed as part of this report:

         Exhibit 3.1    Certificate of Incorporation of First Source Bancorp,
                        Inc.*
         Exhibit 3.2    Bylaws of First Source Bancorp, Inc.*
         Exhibit 4.0    Stock Certificate of First Source Bancorp, Inc.*
         Exhibit 11.0   Statement regarding computation of per share earnings.**
         Exhibit 27.0   Financial Data Schedule
         Exhibit 99.0 Quarterly report on Form 10-Q for First Savings Bank, SLA for the quarter ended March 31, 1998.



*Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on December 19, 1997 and February 9, 1998, respectively, Registration No. 333-42757.
**Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST SOURCE BANCORP, INC.


                                    By: /s/ John P. Mulkerin
                                        --------------------
                                        John P. Mulkerin
DATED: May 15, 1998                     President, Chief Executive
                                        Officer and Director
                                        (Principal Executive Officer)

                                    By: /s/ Christopher P. Martin
                                        -------------------------
                                        Christopher P. Martin
DATED: May 15, 1998                     Executive Vice President,
                                        Chief Operating and
                                        Financial Officer and
                                        Director