Form 10-Q
period 1998-06-30
FIRST SOURCE BANCORP INC
filed 1998-08-14
CIK 1051092

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended............................         June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No.: 000-23809


                          FIRST SOURCE BANCORP, INC.
            (exact name of registrant as specified in its charter)

            DELAWARE                                 22-3566151
(State or other jurisdiction of                (IRS Employer I.D. No.)
incorporation or organization)

              1000 Woodbridge Center Drive, Woodbridge, NJ 07095
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (732) 726-9700

                                Not Applicable
      Former Name, Address, and Fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No      .
    ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at August 11, 1998
----------------------                 -----------------------------------------
     Common Stock                                 31,749,464 shares

                           FIRST SOURCE BANCORP, INC.

                               INDEX TO FORM 10-Q


                                                                                     Page #
                                                                                     ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of June 30, 1998
          (unaudited) and December 31, 1997 (audited)                                  3

          Consolidated Statements of Income for the three and six months ended
          June 30, 1998 and 1997 (unaudited)                                           4

          Consolidated Statements of Stockholders' Equity for the six months
          ended June 30, 1998 and 1997 (unaudited)                                     5

          Consolidated Statements of Cash Flows for the six months ended June
          30, 1998 and 1997 (unaudited)                                                6

          Notes to Unaudited Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                       10

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                   19

PART II.  OTHER INFORMATION                                                           20

          SIGNATURES                                                                  21

FIRST SOURCE BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

                                                                                          June 30              December 31,
                                                                                            1998                   1997
                                                                                      ----------------       ----------------
                                                                                        (unaudited)             (audited)
Assets
Cash and due from banks........................................................      $       11,680         $        8,377
Federal funds sold.............................................................              14,000                  6,050
                                                                                      ----------------       ---------------
     Total cash and cash equivalents...........................................              25,680                 14,427
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost....................               8,352                  8,045
Investment securities, at amortized cost (estimated fair value of $16,059
     at June 30, 1998 and $31,150 at December 31, 1997, respectively)..........              15,994                 31,031
Investment securities available for sale.......................................              57,053                 17,701
Mortgage-backed securities, net (estimated fair value of $210,683
     at December 31, 1997, respectively).......................................                   -                207,157
Mortgage-backed securities available for sale..................................             432,785                147,137
Loans receivable, net..........................................................             644,385                588,500
Interest and dividends receivable..............................................               8,702                  7,882
Premises and equipment, net....................................................              14,088                 13,087
Excess of cost over fair value of net assets acquired..........................               8,381                  8,806
Other assets...................................................................               5,618                  5,543
                                                                                      ----------------       ---------------
     Total assets..............................................................      $    1,221,038         $    1,049,316
                                                                                      ================       ===============

----------------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Liabilities
Deposits.......................................................................      $      807,591         $      816,283
Borrowed funds.................................................................             139,544                118,990
Advances by borrowers for taxes and insurance..................................               6,344                  5,444
Other liabilities..............................................................               8,239                  6,913
                                                                                      ----------------       ---------------
  Total liabilities............................................................             961,718                947,630
                                                                                      ----------------       ---------------

Stockholders' Equity
Preferred Stock; authorized 10,000,000 shares; issued and outstanding - none ..                   -                      -
Common Stock, $.01 par value, 85,000,000 shares authorized;
     31,739,555 and 31,370,390 shares issued and outstanding at
     June 30, 1998 and December 31, 1997, respectively.........................                 317                     80
Paid-in capital................................................................             206,948                 43,302
Retained earnings..............................................................              63,812                 58,509
Accumulated other comprehensive income.........................................               1,886                    524
Less: Unallocated Common Stock acquired by the ESOP............................             (13,512)                  (546)
      Unearned Common Stock acquired by the Recognition and Retention Plan.....                (131)                  (183)
                                                                                      ----------------       ---------------
     Total stockholders' equity................................................             259,320                101,686
                                                                                      ----------------       ---------------
     Total liabilities and stockholders' equity................................      $    1,221,038         $    1,049,316
                                                                                      ================       ===============

See accompanying notes to the unaudited consolidated financial statements.

FIRST SOURCE BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Consolidated Statements of Income
(Dollars in thousands, except per share data)


                                                                Quarter Ended June 30,             Six Months Ended June 30,
                                                           --------------------------------     --------------------------------
                                                               1998              1997               1998              1997
                                                           --------------    --------------     --------------    --------------
                                                                     (unaudited)                          (unaudited)
Interest income:
  Loans..............................................     $       12,135    $       10,712     $       23,772    $       20,993
  Mortgage-backed securities.........................              1,089             4,318              4,530             8,499
  Investment securities..............................              1,290             1,003              2,035             1,991
  Investment and mortgage-backed securities and
    loans available for sale.........................              5,941             2,230              8,735             4,571
                                                           --------------    --------------     --------------    --------------
     Total interest income...........................             20,455            18,263             39,072            36,054
                                                           --------------    --------------     --------------    --------------

Interest expense:
 Deposits:
   NOW and money market demand.......................                334               326                617               535
   Savings...........................................              1,973             1,883              3,929             3,819
   Certificates of deposit...........................              5,951             6,298             12,177            12,447
                                                           --------------    --------------     --------------    --------------
     Total interest expense - deposits...............              8,258             8,507             16,723            16,801
  Borrowed funds.....................................              1,837             1,755              3,804             3,289
                                                           --------------    --------------     --------------    --------------
     Total interest expense..........................             10,095            10,262             20,527            20,090
                                                           --------------    --------------     --------------    --------------
     Net interest income.............................             10,360             8,001             18,545            15,964
Provision for loan losses............................                365               300                740               600
                                                           --------------    --------------     --------------    --------------
     Net interest income after provision for
        loan losses..................................              9,995             7,701             17,805            15,364
                                                           --------------    --------------     --------------    --------------

Other operating income:
  Fees and service charges...........................                485               399                970               804
  Net gain on sales of loans and securities..........                 42                43                149                48
  Net gain on sale of deposits.......................                  -                 -              1,084                 -
  Other, net.........................................                154                84                264               199
                                                           --------------    --------------     --------------    --------------
     Total other operating income....................                681               526              2,467             1,051
                                                           --------------    --------------     --------------    --------------

Operating expenses:
  Compensation and benefits..........................              2,501             2,422              4,922             4,707
  Occupancy..........................................                417               423                835               950
  Equipment..........................................                328               395                648               660
  Advertising........................................                185               163                304               308
  Federal deposit insurance..........................                127               129                249               157
  Amortization of intangibles........................                212               212                425               424
  General and administrative.........................                748               673              1,428             1,335
                                                           --------------    --------------     --------------    --------------
     Total operating expenses........................              4,518             4,417              8,811             8,541
                                                           --------------    --------------     --------------    --------------

     Income before income tax expense................              6,158             3,810             11,461             7,874

Income tax expense...................................              2,279             1,356              4,243             2,919
                                                           --------------    --------------     --------------    --------------

     Net income......................................     $        3,879    $        2,454     $        7,218    $        4,955
                                                           ==============    ==============     ==============    ==============

Basic earnings per share.............................     $         0.13    $         0.08     $         0.24    $         0.16
                                                           ==============    ==============     ==============    ==============

Weighted average shares outstanding..................         30,262,611        30,920,126         30,517,846        30,891,125
                                                           ==============    ==============     ==============    ==============

Diluted earnings per share...........................     $         0.13    $         0.08     $         0.23    $         0.16
                                                           ==============    ==============     ==============    ==============

Weighted average shares outstanding
   including potential common stock..................         30,537,580        31,494,176         30,841,800        31,459,387
                                                           ==============    ==============     ==============    ==============

See accompanying notes to the unaudited consolidated financial statements.

FIRST SOURCE BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity
(Dollars in thousands) (unaudited)

                                                                               Accumulated
                                                                                  Other      Common    Common
                                                                                 Compre-      Stock     Stock       Total
                                             Common    Paid In     Retained      hensive     Acquired  Acquired  Stockholders'
                                             Stock     Capital     Earnings       Income     by ESOP    by RRP       Equity
                                          ------------------------------------------------------------------------------------
Balance at December 31, 1996 ..........       $72      $27,427     $66,299         ($3)      ($646)    ($286)      $92,863

Net income for the six months
   ended June 30, 1997.................         -            -       4,955           -           -         -         4,955
Cash dividends                                  -            -        (767)          -           -         -          (767)
Net change in unrealized gain/loss
   on securities available for sale....         -            -           -          67           -         -            67
Amortization of RRP....................         -            -           -           -           -        52            52
Principal payments on ESOP loan .......         -            -           -           -          50         -            50
Exercise of stock options..............         1           60           -           -           -         -            61
                                          ------------------------------------------------------------------------------------

Balance at June 30, 1997...............       $73      $27,487     $70,487         $64       $(596)    $(234)      $97,281
                                          ====================================================================================


Balance at December 31, 1997 ..........       $80      $43,302     $58,509        $524       ($546)    ($183)     $101,686

Net income for the six months
   ended June 30, 1998.................         -            -       7,218           -           -         -         7,218
Cash dividends.........................         -            -      (1,915)          -           -         -        (1,915)
Net change in unrealized gain/loss
   on securities available for sale....         -            -           -       1,362           -         -         1,362
Net proceeds from conversion
   and stock offering..................       237      161,995           -           -           -         -       162,232
Adjustment for reorganization
   of Mutual Holding Company...........         -        1,577           -           -           -         -         1,577
Purchase of stock for ESOP ............         -            -           -           -     (13,240)        -       (13,240)
Amortization of RRP....................         -            -           -           -           -        52            52
Amortization of ESOP shares ...........         -           74           -           -         274         -           348
                                          ------------------------------------------------------------------------------------

Balance at June 30, 1998...............      $317     $206,948     $63,812      $1,886    ($13,512)    ($131)     $259,320
                                          ====================================================================================

See accompanying notes to the unaudited consolidated financial statements.

FIRST SOURCE BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                              Six Months Ended June 30,
                                                                                                  1998            1997
                                                                                                  ----            ----
Cash flows from operating activities:                                                                (unaudited)
   Net income..........................................................................     $      7,218    $      4,955
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation of premises and equipment..............................................              564             464
   Amortization of excess of cost over fair value of assets acquired...................              425             424
   Amortization of ESOP................................................................              348              50
   Amortization of RRP.................................................................               52              52
   Provision for loan losses...........................................................              740             600
   Provision for losses on real estate owned...........................................               10              39
   Loans originated for sale...........................................................           (5,316)         (1,594)
   Proceeds from sales of mortgage loans available for sale............................            5,341           1,882
   Net gain on sales of assets available for sale or trading...........................             (149)            (48)
   Net gain (loss) on sales of real estate owned.......................................              (47)             10
   Investment securities purchased for trading.........................................                -          (2,000)
   Proceeds from sales of investment securities held for trading.......................                -           1,960
   Net accretion of premiums and amortization of discounts.............................             (685)            511
   Increase in interest and dividends receivable.......................................             (820)           (320)
   Increase (decrease) in other liabilities............................................            1,326          (1,876)
   Increase in other assets............................................................             (680)            (88)
                                                                                             ------------    ------------
         Net cash provided by operating activities.....................................            8,327           5,021
                                                                                             ------------    ------------
Cash flows from investing activities:
   Proceeds from sales of investment securities available for sale.....................            9,281           2,982
   Proceeds from sales of mortgage-backed securities available for sale................           41,453          60,484
   Proceeds from sale of real estate owned.............................................              946             460
   Investment securities purchased for sale............................................          (48,534)         (7,000)
   Mortgage-backed securities purchased for sale.......................................         (179,182)        (68,090)
   Purchases of investment securities..................................................           (1,880)         (8,000)
   Maturities/calls of investment securities...........................................           17,000           6,000
   Origination of loans................................................................         (158,393)        (63,459)
   Purchases of mortgage loans.........................................................                -          (1,009)
   Purchases of mortgage-backed securities.............................................           (4,534)        (27,261)
   Principal repayments on loans.......................................................          100,709          26,871
   Principal payments on mortgage-backed securities....................................           66,516          42,765
   Purchase of FHLB-NY stock...........................................................             (307)           (617)
   Sales of fixed assets...............................................................              124               -
   Purchases of premises and equipment.................................................           (1,689)         (3,376)
                                                                                             ------------    ------------
          Net cash used in investing activities........................................         (158,490)        (39,250)
                                                                                             ------------    ------------
Cash flows from financing activities:
   Net proceeds from Mutual Holding Company reorganization and stock offering..........          163,809               -
   Cost of stock contributed to ESOP...................................................          (13,240)              -
   Stock options exercised.............................................................                -              61
   Cash dividends paid.................................................................           (1,915)           (767)
   Net (decrease) increase in deposits.................................................           (8,692)         20,571
   Net increase in borrowed funds......................................................           20,554          21,750
   Net increase in advances by borrowers for taxes and insurance.......................              900             831
                                                                                             ------------    ------------
            Net cash provided by financing activities..................................          161,416          42,446
                                                                                             ------------    ------------
            Net increase in cash and cash equivalents..................................           11,253           8,217
Cash and cash equivalents at beginning of period.......................................           14,427           9,042
                                                                                             ------------    ------------
Cash and cash equivalents at end of period.............................................     $     25,680    $     17,259
                                                                                             ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest........................................................................     $     20,443    $     19,886
       Income taxes....................................................................            4,310           3,401
   Non cash investing and financing activities for the period:
        Transfer of mortgage-backed securities to mortgage-backed securities
          available for sale...........................................................     $    181,811    $          -
        Transfer of loans to real estate owned.........................................            1,070             533
                                                                                             ============    ============

See accompanying notes to unaudited consolidated financial statements.

                    FIRST SOURCE BANCORP, INC. and SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

(1)   Conversion and Reorganization

On April 9, 1998, First Savings Bank, SLA (the "Bank"), and its mutual holding company, First Savings Bancshares, MHC, completed a conversion and reorganization into the stock holding company structure. The new stock holding company for the Bank is First Source Bancorp, Inc. (the "Company"). Through a Subscription and Community Offering, the Company sold 16,550,374 shares of common stock and raised net proceeds totaling $162.2 million. In accordance with the Plan of Conversion and Reorganization, each share of common stock of the Bank held by public shareholders was exchanged for 3.9133 shares of common stock of the Company.

(2)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X for First Source Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Savings Bank, SLA (the "Bank") and the Bank's wholly-owned subsidiaries, FSB Financial Corp., and 1000 Woodbridge Center Drive, Inc.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1998. These interim financial statements should be read in conjunction with the December 31, 1997 financial statements.

(3)  Earnings Per Share

Basic earnings per share is calculated by dividing net income by the daily average number of common shares outstanding during the period. Common stock equivalents are not included in the calculation.

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued.

As a result of the conversion and reorganization, all prior "per share" calculations, including earnings per share, were restated to give effect to the conversion exchange ratio of 3.9133.


      (dollars in thousands, except          Three months ended June 30,      Six months ended June 30,
             per share data)                     1998            1997            1998            1997
                                                 ----            ----            ----            ----
Net Income                                       $3,879          $2,454          $7,218          $4,955

Basic weighted-average common                30,262,611      30,920,126      30,517,846      30,891,125
     shares outstanding
Plus: Dilutive stock options and awards         274,969         574,050         323,954         568,262
                                          ----------------------------------------------------------------
Diluted weighted-average common
     shares outstanding                      30,537,580      31,494,176      30,841,800      31,459,387
                                          ================================================================

Net income per common share
   Basic                                          $0.13           $0.08           $0.24           $0.16
   Diluted                                         0.13            0.08            0.23            0.16
                                          ================================================================

(4)  Dividends

Based upon current operating results, the Bank declared a cash dividend of $0.03 per share on January 28, 1998, payable February 27, 1998, to stockholders of record on February 13, 1998, and a cash dividend of $0.03 per share on April 22, 1998, payable May 29, 1998, to stockholders of record on May 15, 1998.

(5)  Commitments and Contingencies

At June 30, 1998, the Company had the following commitments: (i) to originate loans of $63.0 million; (ii) to sell mortgage loans of $3.3 million; (iii) to purchase mortgage-backed securities of $15.2 million; (iv) unused equity lines of credit of $17.1 million; (v) unused commercial lines of credit of $8.3 million; (vi) unused construction lines of credit of $28.9 million: (vii) unused credit card lines of $937,000; and (viii) letters of credit outstanding totaling $2.3 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $330.8 million at June 30, 1998.

(6)  Allowance for Loan Losses


                                                 For the six months          For the six months
                                                 ended June 30, 1998         ended June 30, 1997
                                               -----------------------     -----------------------
                                                            (unaudited) (in thousands)
        Balance at beginning of period                         $6,097                      $5,322
        Provision charged to operations                           740                         600
        Recoveries                                                  3                         ---
        Loans charged - off                                       (82)                        (86)
                                               -----------------------     -----------------------

        Balance at end of period                               $6,758                      $5,836
                                               =======================     =======================

(7)  Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of SFAS 130.

SFAS 130 requires total comprehensive income and its components to be displayed on the face of a financial statement for annual financial statements. For interim financial statements, SFAS 130 requires only total comprehensive income to be reported and allows such disclosure to be presented in the notes to the interim financial statements. Total comprehensive income for the applicable periods is shown below.

           (in thousands)                                          Total
                                                                Comprehensive
                                                                   Income
                                                                   ------
           For the quarter ended:
           ----------------------
               June 30, 1998..................................     $5,180
               June 30, 1997..................................      3,388

           For the six months ended:
           -------------------------
               June 30, 1998..................................      8,580
               June 30, 1997..................................      5,022


(8)  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 supersedes the disclosure requirements of SFAS No. 80, 105 and 119. This statement is effective for periods after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

FIRST SOURCE BANCORP, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General.

Statements made in this filing about management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. Factors that could cause future results to vary materially from current expectations include, but are not limited to, changes in interest rates, competition by larger financial institutions, legislation and regulatory changes, changes in the economy generally and changes in business conditions in the New Jersey market.

Year 2000 Compliance Issues. The Company has adopted a Year 2000 Compliance
Plan and established Year 2000 Compliance Committee, which includes members of senior management from all operating areas. The objectives of the plan and the committee are to ensure that the Company will be prepared for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Year 2000 Compliance Plan encompasses the following phases:
Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the plan is currently on target. The Company is currently in Phase 2--Assessment, which will identify and inventory all hardware, software, networks and forms affected by the Year 2000 change. Concurrently, the Company is also addressing some issues related to subsequent phases. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Company is obtained and maintained by an external provider of software. The Company has maintained ongoing contact with this vendor regarding their Year 2000 state of readiness. The Company has received written assurances from this vendor that modification of the software for Year 2000 readiness is a top priority and will be accomplished by December 31, 1998. The Company has performed minor modifications to this software obtained from the external vendor. It is the Company's sole responsibility to ensure that any modifications to the software are Year 2000 ready. This operation is in process. A consultant has been engaged to assist in the documentation and detail review of the modifications to the software. The Company has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they are, or expect to be, Year 2000 compliant in time. The Company is in the process of contacting all material customers regarding their Year 2000 state of readiness. The Assessment Phase is targeted for completion by September 30, 1998. The Renovation Phase will include code enhancements, program changes, hardware and software upgrades, and system replacements, if necessary. The Renovation Phase is targeted for completion by March 31, 1999. The Validation Phase involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. The Validation Phase is targeted for completion by June 30, 1999. The Implementation Phase is to certify that systems are Year 2000 ready, along with assurance that any new systems are compliant on a going-forward basis. The Implementation Phase is targeted for completion by September 30, 1999.

While the Company has not determined the final cost of compliance, it currently anticipates such costs to be immaterial. The costs identified directly with Year 2000 readiness are associated with the engagement of a consultant previously discussed. The total cost for these services is estimated to be approximately $150,000 of which $50,000 has been incurred and expensed. Costs will also be incurred due the replacement of non-compliant teller hardware and Automated Teller Machines (ATMS). However, the Company planned on replacing these items and did not accelerate replacement due to Year 2000 issues. No assurances can be given that the Year 2000 Compliance Plan will be completed successfully by the year 2000, in which event the Company could incur significant costs. The Compliance Committee has determined that a contingency plan is not necessary at this time. Should difficulties develop regarding Year 2000 compliance for the external provider of the primary operating software for the Company, a contingency plan will be promptly developed. If this external provider of the primary operating software for the Company does not attain Year 2000 readiness, it is uncertain if there will be a material impact on the Company.

Conversion and Reorganization. The three and six months ended June 30, 1998, represent the initial reporting period for First Source Bancorp, Inc. On April 9, 1998, First Savings Bank, SLA, and its former mutual holding company, First Savings Bancshares, MHC, completed a conversion and reorganization into the stock holding company structure. First Source Bancorp, Inc. ("First Source") became active as the stock holding company for First Savings Bank, SLA. As part of the conversion and reorganization, a Subscription and Community Offering raised $162.2 million in additional capital. Historical information presented through April 8, 1998, represent the results for First Savings Bank, SLA and subsidiaries. Previously reported "per share" results have been restated to give effect to the conversion exchange ratio.

Merger with Pulse Bancorp, Inc. On July 9, 1998, First Source announced the execution of a definitive agreement for Pulse Bancorp, Inc. ("Pulse") to merge with and into First Source. Pulse is a thrift holding company whose subsidiary bank operates five branch offices in Middlesex and Mercer counties with a sixth branch expected to open in the fourth quarter of 1998. Assuming the receipt of all regulatory and shareholder approvals, it is expected that First Source will issue approximately 10.0 million shares of its common stock for all of the outstanding shares of Pulse in a tax-free exchange accounted for as a pooling of interests. The transaction is expected to close during the fourth quarter of 1998. On a pro forma basis, First Source will have total assets of approximately $1.7 billion, total stockholders' equity of approximately $299.1 million and operate through 23 branch offices in Middlesex, Monmouth, Mercer and Union counties, New Jersey.

Assets. Total assets increased by $171.7 million, or 16.4%, to $1.2 billion at June 30, 1998, from $1.0 billion at December 31, 1997. Cash and cash equivalents increased $11.3 million to $25.7 million as of June 30, 1998, from $14.4 million at December 31, 1997. This increase was primarily due to an $8.0 million increase in federal funds sold. Investment securities decreased $15.0 million, or 48.5%, to $16.0 million as of June 30, 1998. Investment securities available for sale increased $39.4 million, or 222.3%, to $57.1 million as of June 30, 1998. Over 96% of the investment securities purchased during the six months ended June 30, 1998, were classified as available for sale. Management anticipates that the majority of investment security purchases will be classified as available for sale for the foreseeable future. The overall increase in the combined investment security captions was due to the partial deployment of funds received from the stock offering. Net loans increased $55.9 million, or 9.5%, to $644.4 million as of June 30, 1998, from $588.5 million at December 31, 1997. The increase was due primarily to loan originations exceeding loan amortization and prepayments. Mortgage loan originations for the six months ended June 30, 1998, were $132.0 million. Loan types comprising the majority of the activity were single-family 15 year fixed-rate loans and 5 year adjustable rate mortgages ("ARMs") in addition to construction lending on 1-4 family developments or projects. Mortgage loan closings for the six months ended June 30, 1997, totaled $72.8 million. Consumer loan closing volume was $31.7 million for the six months ended June 30, 1998, as compared to $8.4 million for the comparable 1997 period. Repayment of principal on loans totaled $100.7 million for the six months ended June 30, 1998 as compared to $26.9 million for the same period in 1997. While management intends to continue to aggressively market loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates. On April 30, 1998, the Company reclassified the balance of its mortgage-backed security ("MBS") portfolio to MBS available for sale. The amount of this transfer was $181.2 million. The primary reason for the reclassification was to give management the flexibility to reposition the balance sheet using these securities in response to changes in market interest rates, changes in prepayment risks and the availability and yield on alternative investments. In accordance with Statement of Financial Accounting Standards ("SFAS") No 115, securities that may be sold under such circumstances should be classified as available for sale. Due to this transfer, the Company must classify all MBS purchases through April 30, 2000, as available for sale. MBS available for sale, excluding the effects of the transfer, increased $103.8 million, or 70.6%, during the six months ended June 30, 1998. The increase was primarily due to purchases of $179.2 million exceeding sales and principal repayments of $78.2 million. This significant excess of purchases over sales and principal repayments was due to the partial deployment of funds received from the stock offering. A portion of the purchases were also funded through borrowings and principal repayments from the MBS portfolio. The MBS portfolio decreased $25.3 million, or 12.2%, between December 31, 1997, and the transfer date. The decrease was primarily due to principal repayments of $29.7 million exceeding purchases of $4.4 million.

Liabilities. Deposits decreased $8.7 million, or 1.1%, to $807.6 million at June 30, 1998, from $816.3 million at December 31, 1997. Deposit balances were affected by the February sale of the Eatontown branch office to another financial institution (total effect of $25.2 million) and the funds withdrawn by customers to purchase First Source stock in the Subscription and Community Offering (total effect of $18.7 million). Excluding these two events, deposit balances would have increased $35.3 million, or 4.3%. Borrowed funds increased $20.6 million, or 17.3%, to $139.5 million at June 30, 1998, from $119.0 million at December 31, 1997. The increased borrowed funds were used primarily to fund the purchase of MBS available for sale detailed above. Advances by borrowers for taxes and insurance increased $900,000, or 16.5%, to $6.3 million at June 30, 1998, from $5.4 million at December 31, 1997, primarily due to the increase in the residential loan portfolio. Other liabilities increased $1.3 million, or 19.2%, to $8.2 million at June 30, 1998, from $6.9 million at December 31, 1997, primarily due to increases in income taxes payable and custodial accounts.

Capital. The Company's stockholders' equity increased $157.6 million to $259.3 million at June 30, 1998. The capital accounts were significantly affected by the conversion and reorganization. Through the Subscription and Community Offering, 16,550,374 shares of common stock were sold and net proceeds totaling $162.2 million were raised. These net proceeds increased common stock by $237,000 and paid-in capital by $162.0 million. The reorganization of First Savings Bancshares, MHC, also affected paid-in capital as the MHC's capital of $1.6 million was effectively transferred to the paid-in capital of First Source. Common stock acquired by the ESOP increased $13.0 million during the period (effectively reducing capital) as $13.2 million of stock was purchased by the ESOP as part of the Subscription and Community Offering. Accumulated other comprehensive income increased $1.4 million to $1.9 million at June 30, 1998. This increase was due to the increase in the market value of securities available for sale and the transfer of $181.8 million of MBS to available for sale. Book value and tangible book value per share were $8.17 and $7.91 at June 30, 1998, as compared to $3.24 and $2.96 at June 30, 1997, respectively.

The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum tangible, core and risk-based capital requirements. At June 30, 1998, the Bank exceeded all regulatory capital requirements, as follows:

                                Required                   Actual
                         ---------------------     ----------------------        Excess of Actual
                                       % of                      % of            over Regulatory
                           Amount     Assets         Amount     Assets            Requirements
                         ---------------------     ---------------------     ------------------------
                                                   (Dollars in thousands)
Tangible Capital            $18,016     1.50%        $168,678    14.04%             $150,662
Core Capital                 36,032     3.00%         168,678    14.04%              132,646
Risk-based Capital           39,862     8.00%         174,911    35.10%              135,049

Liquidity and Capital Resources. The Company's primary sources of funds are deposits; proceeds from principal and interest payments on loans and mortgage-backed securities; sales of loans, mortgage-backed securities and investments available for sale; maturities of investment securities and short-term investments; and, to an increasing extent, advances from the FHLB-NY and other borrowed funds. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit cash flows and mortgage prepayments are greatly influenced by general interest rates, competition, and economic conditions.

Although not a primary source of funds, significant funds were received in 1998 from the stock offering. Net proceeds from the offering totaled $162.2 million. The most significant primary source of funds for the first six months of 1998 were principal repayment and prepayment of mortgage loans, totaling $106.1 million, and mortgage-backed securities, totaling $66.5 million. Other significant sources of funds for the six months ended June 30, 1998, were sales of MBS available for sale totaling $41.5 million, sales and calls of investment securities totaling $26.3 million and borrowed funds totaling $20.6 million.

The primary investing activities of the Bank for the first six months of 1998 were the purchases of mortgage-backed securities available for sale totaling $179.5 million, origination of loans totaling $163.7 million, and the purchases of investment securities available for sale totaling $48.5 million.

The Bank is required to maintain an average daily balance of liquid assets as defined by OTS regulations. This ratio is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.00%. The Bank's liquidity ratio at June 30, 1998, was 46.9%. The definition of assets considered liquid was recently redefined by the OTS. As of June 30, 1998, assets qualifying for liquidity purposes totaled $392.2 million.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997.

Results of Operations. Earnings for the six months ended June 30, 1998, totaled $7.2 million, with basic and diluted earnings per share of $0.24 and $0.23, respectively. This represents an increase of $2.2 million, or 45.7%, over the net income of $5.0 million, or $0.16 basic and diluted earnings per share, reported for the comparable 1997 period. Earnings for the six months ended June 30, 1998, were enhanced by a $687,000 gain, net of taxes, on the sale of a branch office located in Eatontown, NJ, to another financial institution. Earnings for the 1998 period, excluding the effect of this transaction, would have been $6.5 million, with basic and diluted earnings per share of $0.21.

Interest Income. Interest income increased by $3.0 million, or 8.4%, to $39.1 million for the six months ended June 30, 1998. The changes by category are primarily due to changes in the average balance and yield within each category. This information is presented below.


(dollars in thousands)                                For the six months ended June 30,
                                                      ---------------------------------
                                                  Average          Interest          Average
          Income Statement Caption                Balance           Income            Yield
          ------------------------                -------           ------            -----
Loans - 1998                                     $609,745          $23,772             7.80 %
Loans - 1997                                      524,470           20,993             8.01
                                            ---------------- ---------------- ---------------
CHANGE                                             85,275            2,779            (0.21)
                                            ---------------- ---------------- ---------------

Mortgage-backed securities - 1998                 135,536            4,530             6.68
Mortgage-backed securities - 1997                 247,279            8,499             6.87
                                            ---------------- ---------------- ---------------
CHANGE                                           (111,743)          (3,969)           (0.19)
                                            ---------------- ---------------- ---------------

Investment securities - 1998                       66,714            2,035             6.10
Investment securities - 1997                       57,784            1,991             6.89
                                            ---------------- ---------------- ---------------
CHANGE                                              8,930               44            (0.79)
                                            ---------------- ---------------- ---------------

Investment and mortgage-backed securities
and loans available for sale - 1998               281,434            8,735             6.21
Investment and mortgage-backed securities
and loans available for sale - 1997               147,736            4,571             6.19
                                            ---------------- ---------------- ---------------
CHANGE                                            133,698            4,164             0.02
                                            ---------------- ---------------- ---------------

Total interest income - 1998                    1,093,429           39,072             7.15
Total interest income - 1997                      977,269           36,054             7.38
                                            ---------------- ---------------- ---------------
CHANGE                                           $116,160           $3,018            (0.23)
                                            ================ ================ ===============

The following discussion concerns the comparison of the average balance and yield for the six months ended June 30, 1998, to the six months ended June 30, 1997. The average loan balance increased due to loan originations of $163.7 million exceeding principal repayments and sales of $106.1 million. The decrease in interest rates, particularly long-term rates, affected the yield on the portfolio. The weighted average rate on mortgage loan originations was 6.82% while the weighted average rate on mortgage prepayments was 7.79%. In addition, the decrease in interest rates negatively affected the repricing of ARM loans as these loans reprice based on external indices. The decrease in the average balance of the MBS portfolio was primarily due to the transfer of $181.8 million from MBS to MBS available for sale on April 30, 1998. The decrease in yield on the portfolio was also affected by prepayments on higher yielding securities, combined with rates on purchases being lower than the rates on the prepayments. Rates on investment securities were subject to similar circumstances as higher yielding investments were called and rates on purchases were lower than the rates on the securities that were called. In addition, the average balance of investment securities had a higher proportion of fed funds sold in 1998. These fed fund investments primarily consisted of net proceeds from the stock offering which were invested in fed funds until they were used for other investments. Fed fund investments mature the following business day and have a lower yield than other investment alternatives. The increase in the average balance of investments available for sale was primarily due to the transfer of $181.8 million of MBS previously discussed. The yield on this portfolio increased slightly due to the components of the portfolio. In 1998, the portfolio was subject the same effects of external rates as the above categories. However, the assets transferred into this category had a higher yield than the existing securities in the available for sale portfolio. The changes to the average balance and yield of total interest income were due to the changes above. Growth in interest-earning assets and total interest income is expected to continue. Yields on the portfolio will continue to be affected by external rates.

Interest Expense. Interest expense increased $437,000, or 2.2%, to $20.5 million for the six months ended June 30, 1998, compared to $20.1 million for the same period in 1997. The changes by category are primarily due to changes in the average balance and yield within each category. This information is presented below.


(dollars in thousands)                            For the six months ended June 30,
                                                 Average        Interest     Average
          Income Statement Caption               Balance        Expense       Cost
          ------------------------               -------        -------       ----
NOW and money market demand - 1998               $94,378          $617        1.31  %
NOW and money market demand - 1997                87,850           535        1.22
                                             ------------- ------------- ------------
CHANGE                                             6,528            82        0.09
                                             ------------- ------------- ------------

Savings accounts - 1998                          237,640         3,929        3.31
Savings accounts - 1997                          230,032         3,819        3.32
                                             ------------- ------------- ------------
CHANGE                                             7,608           110       (0.01)
                                             ------------- ------------- ------------

Certificates of deposit - 1998                   450,829        12,177        5.40
Certificates of deposit - 1997                   463,174        12,447        5.37
                                             ------------- ------------- ------------
CHANGE                                           (12,345)         (270)       0.03
                                             ------------- ------------- ------------

Non-interest bearing deposits - 1998              28,866
Non-interest bearing deposits - 1997              22,658
                                             -------------
CHANGE                                             6,208
                                             -------------

Total deposits - 1998                            811,713        16,723        4.12
Total deposits - 1997                            803,714        16,801        4.18
                                             ------------- ------------- ------------
CHANGE                                             7,999           (78)      (0.06)
                                             ------------- ------------- ------------

Borrowed funds - 1998                            129,191         3,804        5.89
Borrowed funds - 1997                            109,235         3,289        6.02
                                             ------------- ------------- ------------
CHANGE                                            19,956           515       (0.13)
                                             ------------- ------------- ------------

Total interest expense - 1998                    940,904        20,527        4.36
Total interest expense - 1997                    912,949        20,090        4.40
                                             ------------- ------------- ------------
CHANGE                                           $27,955          $437       (0.04)
                                             ============= ============= ============

The following discussion concerns the comparison of the average balance and cost of interest bearing liabilities for the six months ended June 30, 1998, to the six months ended June 30, 1997. The average balance of total deposits was reduced in 1998 due to the sale of the Eatontown branch office in February, 1998, and the withdrawal of funds by customers to purchase stock in the Subscription and Community Offering in April, 1998. Both the average balance and cost of NOW and money market demand accounts increased slightly. This was due to growth in the money market demand accounts, which bear a higher cost than NOW accounts. The average balance of savings accounts increased 3.3% with a relatively static cost. The average balance of certificates of deposit decreased 2.7% with a slight increase in cost. Although external rates decreased over the period, competition from other financial institutions kept rates on certificates of deposit comparably high. The Company elected to offer certificate rates that were competitive but lower than certain area competition. This decision caused a mild outflow of funds and prevented a further increase in the overall cost of certificates. Management had concentrated on increasing non-interest bearing deposits. The average balance in this category has increased 27.4% and was a contributing factor in reducing the overall cost of deposits by six basis points. Management will continue to focus on attracting low cost deposits. Growth at the Bank's newer offices in Woodbridge and Highland Park should assist in increasing deposit balances in the future. The increase in the average balance of borrowed funds was attributable to management's continuing strategy to fund the purchase of investment and mortgage-backed securities through the use of borrowed funds, where accretive to earnings. This strategy is expected to continue. The decrease in cost of borrowings is due to decreased external rates.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $2.6 million, or 16.2%, to $18.5 million for the six months ended June 30, 1998, compared to $16.0 million for the same period in 1997. The increase was due to the changes in interest income and interest expense described above. The net interest margin increased to 3.39% for the six months ended June 30, 1998, from 3.27% for the same period in 1997. This increase was primarily attributable to the net proceeds received from the stock offering enabling the Company to increase interest-earning assets without a corresponding increase in interest-bearing liabilities. The interest rate spread decreased to 2.65% for the six months ended June 30, 1998, from 2.87% for the same period in 1997. This decrease was primarily attributable to decreased external rates and a flattening yield curve.

Provision for Loan Losses. The provision for loan losses increased $140,000, or 23.3%, to $740,000 for the six months ended June 30, 1998, compared to $600,000 for the same period in 1997. The increase in the provision was due to the increase in the size of the loan portfolio and its composition. Net loans increased $98.3 million between June 30, 1998 and June 30, 1997, and the balances of construction and commercial real estate loans have also increased. In management's opinion, the allowance for loan losses, totaling $6.8 million, is adequate to cover losses inherent in the portfolio. The amount of the provision is based on management's evaluation of the risk inherent in the loan portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding nonaccrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest in considered doubtful, generally 90 days or more delinquent, and when, or combined with, loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Total foreclosed real estate ("REO"), net, increased $161,000 during the six month period ended June 30, 1998. At June 30, 1998, REO consisted of 16 residential properties totaling $1.5 million. Five of these properties, with a carrying value of $640,000, were under contract for sale at June 30, 1998. During the six month period ended June 30, 1998, ten properties were acquired while seven were disposed. Management continues to pursue the sale of REO properties in an expedient manner.


(dollars in thousands)                                           June 30,  Mar. 31,   Dec. 31,  Sept. 30,   June 30,
                                                                   1998      1998       1997       1997       1997
                                                                 ----------------------------------------------------
   Non-accrual mortgage loans .............................        $2,259     $2,911     $3,706    $3,547     $4,839
   Non-accrual other loans.................................           118         38         29        14         82
                                                                 ----------------------------------------------------
      Total non-accrual loans..............................         2,377      2,949      3,735     3,561      4,921

   Loans 90 days or more delinquent and still
   accruing................................................           134        407        597       379        335
                                                                 ----------------------------------------------------
   Total non-performing loans .............................         2,511      3,356      4,332     3,940      5,256
   Total foreclosed real estate, net of related allowance..         1,542      2,005      1,380     1,398      1,541
                                                                 ----------------------------------------------------
   Total non-performing assets ............................        $4,053     $5,361     $5,712    $5,338     $6,797
                                                                 ====================================================
   Non-performing loans to loans receivable, net ..........         0.39%      0.55%      0.74%     0.69%      0.95%
   Non-performing assets to total assets ..................         0.33%      0.46%      0.54%     0.51%      0.66%

Other Operating Income.  The changes to other operating income are detailed below.


(dollars in thousands)                        Six Months Ended June 30,     Increase
                                                1998            1997        (Decrease)      Change
                                                ----            ----        ----------      ------
Other operating income:
  Fees and service charges                       $970            $804           $166          20.65%
  Net gain on sales of loans and securities       149              48            101         210.42%
  Net gain on sale of deposits                  1,084               -          1,084          n/a
  Other, net                                      264             199             65          32.66%
                                           --------------  --------------  ------------  ------------
     Total other operating income              $2,467          $1,051         $1,416         134.73%
                                           ==============  ==============  ============  ============

The increase in fees and service charges was attributable to the increased loan volume and also due to fees from an increased number of checking accounts. The increase in net gain on sales was due to activity that occurred in the first quarter of 1998 when MBS were sold which, management believed, contained exceptionally high prepayment risk. The net gain on sale of deposits was the gain resulting from the sale of the Eatontown Branch office to another financial institution in February, 1998.

Operating Expenses. The changes to other operating expenses are detailed below.


(dollars in thousands)                     Six Months Ended June 30,      Increase
                                           -------------------------
                                             1998            1997         (Decrease)      Change
                                             ----            ----         ----------      ------
Operating expenses:
  Compensation and benefits                 $4,922          $4,707           $215          4.57%
  Occupancy                                    835             950           (115)       (12.11)%
  Equipment                                    648             660            (12)        (1.82)%
  Advertising                                  304             308             (4)        (1.30)%
  Federal deposit insurance                    249             157             92         58.60%
  Amortization of intangibles                  425             424              1          0.24%
  General and administrative                 1,428           1,335             93          6.97%
                                        --------------  --------------  ------------  ------------
     Total operating expenses               $8,811          $8,541           $270          3.16%
                                        ==============  ==============  ============  ============

The increase in compensation and benefits was primarily due to the increased expense associated with the cost of the ESOP. This was due to the increased shares of stock necessary to be amortized in connection with the increased ESOP plan and the accounting treatment required for such shares. During 1998, the Bank was affected by the provisions of Statement of Position 93-6, which requires that compensation expense be recognized for the market value of shares to be distributed and/or released to an ESOP. Occupancy expense decreased due to the decreased cost of operations of the new corporate center, versus the three separate administration centers in operation in 1997. The 1997 period also included costs of the move to the new corporate center. Federal deposit insurance premiums were reduced for the three months ended March 31, 1997, due to a one-time credit in 1997. The Bank's effective assessment rate for the quarter ended March 31, 1997, was 1.62 basis points, while the rate in effect for 1998 has been 6.48 basis points.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997.

The comparison of operating results for the three months ended June 30, 1998 and 1997 should be read in conjunction with the comparison of operating results for the six months ended June 30, 1998 and 1997. Many of the discussion items applicable to changes for the three months period were previously described in the discussion for the six month period. Such items will be referenced to the six month comparison and will not be detailed in this section.

Results of Operations. Earnings for the three months ended June 30, 1998, totaled $3.9 million, with basic and diluted earnings per share of $0.13. This represented an increase of $1.4 million, or 58.1%, over the net income of $2.5 million, or $0.08 basic and diluted earnings per share, reported for the comparable 1997 period. The increase in net income was partially due to the net proceeds from the stock offering. These proceeds allowed the Company to increase interest earning assets without a corresponding increase in interest bearing liabilities.

Interest Income. Interest income increased by $2.2 million, or 12.0%, to $20.5 million for the three months ended June 30, 1998. The changes by category are primarily due to changes in the average balance and yield within each category. This information is presented below.




(dollars in thousands)                                  For the three months ended June 30,
                                                        -----------------------------------
                                                     Average         Interest           Average
         Income Statement Caption                    Balance          Income             Yield
         ------------------------                    -------          ------             -----
Loans - 1998                                        $624,057          $12,135             7.78 %
Loans - 1997                                         533,841           10,712             8.03
                                               ---------------- ---------------- ---------------
CHANGE                                                90,216            1,423            (0.25)
                                               ---------------- ---------------- ---------------

Mortgage-backed securities - 1998                     66,977            1,089             6.50
Mortgage-backed securities - 1997                    247,625            4,318             6.98
                                               ---------------- ---------------- ---------------
CHANGE                                              (180,648)          (3,229)           (0.48)
                                               ---------------- ---------------- ---------------

Investment securities - 1998                          87,309            1,290             5.91
Investment securities - 1997                          58,006            1,003             6.92
                                               ---------------- ---------------- ---------------
CHANGE                                                29,303              287            (1.01)
                                               ---------------- ---------------- ---------------

Investment and mortgage-backed securities
and loans available for sale - 1998                  382,482            5,941             6.21
Investment and mortgage-backed securities
and loans available for sale - 1997                  146,774            2,230             6.08
                                               ---------------- ---------------- ---------------
CHANGE                                               235,708            3,711             0.13
                                               ---------------- ---------------- ---------------

Total interest income - 1998                       1,160,825           20,455             7.05
Total interest income - 1997                         986,246           18,263             7.41
                                               ---------------- ---------------- ---------------
CHANGE                                              $174,579           $2,192            (0.36)
                                               ================ ================ ===============

The following discussion concerns the comparison of the average balance and yield for the three months ended June 30, 1998, to the three months ended June 30, 1997. All factors described in the comparable comparison for the six month period are also applicable to this quarterly comparison, except as follows. The average loan balance increased due to loan originations of $99.8 million exceeding principal repayments and sales of $64.6 million. The decreased yield on the MBS portfolio was more pronounced in the three month period due to prepayments of higher yielding securities and transfer of securities to investments available for sale. The decreased yield on the investment security portfolio was more pronounced in the three month period due to the higher proportion of fed funds as a component of the average balance. The fed fund investment increased in conjunction with receipt of the proceeds from the stock offering. The increased yield on the investments available for sale was due to the greater proportion, in the period, of higher yielding securities that were transferred from the MBS portfolio into available for sale.

Interest Expense. Interest expense decreased $167,000, or 1.6%, to $10.1 million for the three months ended June 30, 1998, compared to $10.3 million for the same period in 1997. The changes by category are primarily due to changes in the average balance and yield within each category. This information is presented below.


(dollars in thousands)                           For the three months ended June 30,
                                                 -----------------------------------
                                                 Average        Interest      Average
      Income Statement Caption                   Balance        Expense        Cost
      ------------------------                   -------        -------        ----
NOW and money market demand - 1998               $96,394          $334         1.39 %
NOW and money market demand - 1997                86,813           326         1.50
                                             ------------- ------------- ------------
CHANGE                                             9,581             8        (0.11)
                                             ------------- ------------- ------------

Savings accounts - 1998                          238,887         1,973         3.30
Savings accounts - 1997                          232,425         1,883         3.24
                                             ------------- ------------- ------------
CHANGE                                             6,462            90         0.06
                                             ------------- ------------- ------------

Certificates of deposit - 1998                   441,310         5,951         5.39
Certificates of deposit - 1997                   463,522         6,298         5.43
                                             ------------- ------------- ------------
CHANGE                                           (22,212)         (347)       (0.04)
                                             ------------- ------------- ------------

Non-interest bearing deposits - 1998              30,085
Non-interest bearing deposits - 1997              24,679
                                             -------------
CHANGE                                             5,406
                                             -------------

Total deposits - 1998                            806,676         8,258         4.09
Total deposits - 1997                            807,439         8,507         4.21
                                             ------------- ------------- ------------
CHANGE                                              (763)         (249)       (0.12)
                                             ------------- ------------- ------------

Borrowed funds - 1998                            125,070         1,837         5.88
Borrowed funds - 1997                            115,307         1,755         6.09
                                             ------------- ------------- ------------
CHANGE                                             9,763            82        (0.21)
                                             ------------- ------------- ------------

Total interest expense - 1998                    931,746        10,095         4.33
Total interest expense - 1997                    922,746        10,262         4.45
                                             ------------- ------------- ------------
CHANGE                                             9,000          (167)       (0.12)
                                             ============= ============= ============

The following discussion concerns the comparison of the average balance and cost of interest bearing liabilities for the three months ended June 30, 1998, to the three months ended June 30, 1997. All factors described in the comparable comparison for the six month period are also applicable to this quarterly comparison, except as follows. The average balance of total deposits was reduced in 1998 due to the withdrawal of funds by customers to purchase stock in the Subscription and Community Offering in April, 1998. The average balance of certificates of deposit decreased 4.8% accompanied by a slight decrease in cost. The Company's decision to offer certificate rates that were competitive but lower than certain area competition had a greater effect in the quarterly period.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $2.4 million, or 29.5%, to $10.4 million for the three months ended June 30, 1998, compared to $8.0 million for the same period in 1997. The increase was due to the changes in interest income and interest expense described above. The net interest margin increased to 3.57% for the three months ended June 30, 1998, from 3.25% for the same period in 1997. This increase was primarily attributable to the net proceeds received from the stock offering enabling the Company to increase interest-earning assets without a corresponding increase in interest-bearing liabilities. The interest rate spread decreased to 2.57% for the three months ended June 30, 1998, from 2.84% for the same period in 1997. This decrease was primarily attributable to the decreased external rates and a flattening yield curve.

Provision for Loan Losses. The provision for loan losses increased $65,000, or 21.7%, to $365,000 for the three months ended June 30, 1998, compared to $300,000 for the same period in 1997. See additional discussion in the comparison of the six month periods. Total foreclosed REO decreased $463,000 during the three month period ended June 30, 1998. Four properties were acquired and three properties were disposed during the quarter ended June 30, 1998.

Other Operating Income. The changes to other operating income are detailed below.



(dollars in thousands)                         Three Months Ended June 30,      Increase
                                               --------------------------
                                                  1998             1997        (Decrease)    Change
                                                  ----             ----        ----------    ------
Other operating income:
  Fees and service charges                        $485             $399            $86       21.55%
  Net gain on sales of loans and
   securities                                       42               43             (1)      (2.33)%
  Net gain on sale of deposits                       -                -              -        n/a
  Other, net                                       154               84             70       83.33%
                                           --------------   --------------   ------------  ----------
     Total other operating income                 $681             $526           $155       29.47%
                                           ==============   ==============   ============  ==========

The increase in fees and service charges was attributable to the increased loan volume and also due to an increased number of checking accounts. The increase in Other, net was primarily due to increased profit on the sale of REO properties and increased income from the rental of REO properties.

Operating Expenses. The changes to other operating expenses are detailed below.





(dollars in thousands)                       Three Months Ended June 30,      Increase
                                             ---------------------------
                                               1998             1997         (Decrease)       Change
                                               ----             ----         ----------       ------
Operating expenses:
  Compensation and benefits                   $2,501           $2,422            $79           3.26%
  Occupancy                                      417              423             (6)         (1.42)%
  Equipment                                      328              395            (67)        (16.96)%
  Advertising                                    185              163             22          13.50%
  Federal deposit insurance                      127              129             (2)         (1.55)%
  Amortization of intangibles                    212              212              0           0.00%
  General and administrative                     748              673             75          11.14%
                                        -----------------  --------------  -------------  ------------
     Total operating expenses                 $4,518           $4,417           $101           2.29%
                                        =================  ==============  =============  ============

The decrease in equipment expense was due to the write-off of certain equipment considered to be obsolete in the 1997 period. See discussion of other changes in the six month comparison.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim balance sheet (June 30, 1998).

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

           There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims and lawsuits.

Item 2.   Changes in Securities.

          Item                    Description                           Response
          ----                    -----------                           --------
               Effective date of Registration Statement                      February 12, 1998
            1  File number of Registration Statement                                 333-42757
            2  Offering date                                                 February 11, 1998
            3  Termination date                                                  April 8, 1998
            4  Managing underwriter                            Sandler O'Neil & Partners, L.P.
            5  Title of stock                                          common stock, $0.01 par
            6  Number of shares registered                                          31,740,000
                                     aggregate offering price                  $317,400,000.00
                                    number of shares sold (a)                       16,550,374
                                  aggregate offering proceeds                     $165,503,740
            7  Expenses of offering (b),(c)
                                      underwriter commissions                       $1,859,158
                                     underwriter expenses (d)                               $0
                                                  finders fee                               $0
                                                        other                       $1,407,996
                                                        total                       $3,267,154
            8  Net offering proceeds                                              $162,236,586
            9  Itemized use of proceeds (c)
                                        temporary investments    Approximately     $14,000,000
                                       purchase of ESOP stock    Approximately     $13,240,000
                           purchase of MBS available for sale    Approximately     $71,000.000
                                         origination of loans    Approximately     $63,760,000
           10  Usages of proceeds differing from prospectus                     not applicable

         (a) The offering proceeds reflect a sales price of $10 per share for an aggregate of 16,550,374 shares sold. An additional 15,189,626 shares were issued in exchange for shares of First Savings Bank, SLA common stock outstanding, at an exchange ratio of 3.9133 to 1.

         (b)   All expense amounts are actual.

         (c) None of the payments, directly or indirectly, were made to officers, directors or beneficial owners of 10% or more of the Company.

         (d)   Underwriter's expenses were absorbed by the underwriters.

Item 3.   Defaults Upon Senior Securities.
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders.
          Annual meeting results were reported previously on Form 10-Q dated March 31, 1998.

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.

          a.)  Exhibits

               Exhibit
               Number               Description                     Reference
               -------              -----------                     ---------

                 2          Agreement and Plan of Merger
                            with Pulse Bancorp, Inc.                     *

                 3.1        Certificate of Incorporation of
                            First Source Bancorp, Inc.                  **

                 3.2        Bylaws of First Source Bancorp, Inc.        **

                 4          Stock Certificate of First Source
                            Bancorp, Inc.                               **

                 11         Statement re Computation of Ratios         page 7

               * Incorporated herein by reference into this document from the Current Report on Form 8-K and exhibits thereto of First Source Bancorp, Inc. filed with the SEC on July 17, 1998.

               ** Incorporated herein by reference into this document from the
                  Registration Statement on Form S-1 and exhibits thereto of First Source Bancorp, Inc., and any amendments or supplements thereto filed with the SEC on December 19, 1997 and amended on February 9, 1998, SEC File No. 333-42757.

          b.)  Reports on Form 8 - K
               ---------------------
                    A report on form 8-K was filed on July 17, 1998 regarding
                    Item 5, Other Events.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FIRST SOURCE BANCORP, INC.




Date:  August 13, 1998            By: \s\ John P. Mulkerin
                                      --------------------
                                          John P. Mulkerin
                                          President and Chief Executive Officer


Date:  August 13, 1998            By: \s\ Christopher Martin
                                      ----------------------
                                          Christopher Martin
                                          Executive Vice President and Chief
                                          Operating and Financial Officer and
                                          Corporate Secretary