Form 10-Q
period 1998-09-30
FIRST SOURCE BANCORP INC
filed 1998-11-12
CIK 1051092

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended.............................. September 30, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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

Yes   X      No     .
     ---         ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at November 6, 1998
----------------------------       --------------------------------------------
      Common Stock                              31,410,866 shares

                          FIRST SOURCE BANCORP, INC.

                              INDEX TO FORM 10-Q


                                                                                                Page #
                                                                                                ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of September 30, 1998                  3
          (unaudited) and December 31, 1997 (audited)

          Consolidated Statements of Income for the three and nine months ended September          4
          30, 1998 and 1997 (unaudited)

          Consolidated Statements of Stockholders' Equity for the nine months ended                5
          September 30, 1998 and 1997 (unaudited)

          Consolidated Statements of Cash Flows for the nine months ended September 30, 1998       6
          and 1997 (unaudited)

          Notes to Unaudited Consolidated Financial Statements                                     7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of              10
          Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                               20

PART II.  OTHER INFORMATION.                                                                      21

          SIGNATURES                                                                              22

FIRST SOURCE BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

                                                                                      September 30        December 31,
                                                                                          1998                1997
                                                                                      ------------        ------------
                                                                                      (unaudited)          (audited)
Assets
Cash and due from banks ........................................................     $     15,263        $      8,377
Federal funds sold .............................................................            1,675               6,050
                                                                                      ------------        ------------
     Total cash and cash equivalents ...........................................           16,938              14,427
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost ....................            8,352               8,045
Investment securities, at amortized cost (estimated fair value of $14,988
     at September 30, 1998 and $31,150 at December 31, 1997, respectively) .....           12,994              31,031
Investment securities available for sale .......................................           68,594              17,701
Mortgage-backed securities, net (estimated fair value of $210,683
     at December 31, 1997) .....................................................               --             207,157
Mortgage-backed securities available for sale ..................................          437,830             147,137
Loans receivable, net ..........................................................          681,962             588,500
Interest and dividends receivable ..............................................            8,567               7,882
Premises and equipment, net ....................................................           13,957              13,087
Excess of cost over fair value of net assets acquired ..........................            8,168               8,806
Other assets ...................................................................            4,789               5,543
                                                                                      ------------        ------------
     Total assets ..............................................................     $  1,262,151        $  1,049,316
                                                                                      ============        ============
----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Liabilities
Deposits .......................................................................     $    809,696        $    816,283
Borrowed funds .................................................................          173,000             118,990
Advances by borrowers for taxes and insurance ..................................            6,519               5,444
Other liabilities ..............................................................            9,427               6,913
                                                                                      ------------        ------------
  Total liabilities ............................................................          998,642             947,630
                                                                                      ------------        ------------

Stockholders' Equity
Preferred Stock; authorized 10,000,000 shares; issued and outstanding - none ...               --                  --
Common Stock, $.01 par value, 85,000,000 shares authorized;
     31,838,866 and 31,370,390 shares issued and outstanding at
     September 30, 1998 and December 31, 1997, respectively ....................              318                  80
Paid-in capital ................................................................          207,046              43,302
Retained earnings ..............................................................           66,611              58,509
Accumulated other comprehensive income .........................................            2,942                 524
Less: Unallocated Common Stock acquired by the ESOP ............................          (13,303)               (546)
      Unearned Common Stock acquired by the Recognition and Retention Plan .....             (105)               (183)
                                                                                      ------------        ------------
     Total stockholders' equity ................................................          263,509             101,686
                                                                                      ------------        ------------
     Total liabilities and stockholders' equity ................................     $  1,262,151        $  1,049,316
                                                                                      ============        ============


See accompanying notes to the unaudited consolidated financial statements.

FIRST SOURCE BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Consolidated Statements of Income
(Dollars in thousands, except per share data)


                                                                        Quarter Ended                   Nine Months Ended
                                                                         September 30,                    September 30,
                                                                  ---------------------------       ---------------------------
                                                                     1998            1997              1998            1997
                                                                  -----------     -----------       -----------     -----------
                                                                         (unaudited)                        (unaudited)
Interest income:
  Loans .....................................................    $     12,781    $     11,223      $     36,553    $     32,216
  Mortgage-backed securities ................................              --           4,099             4,530          12,598
  Investment securities .....................................             521           1,002             2,556           2,993
  Investment and mortgage-backed securities and
    loans available for sale ................................           7,493           2,258            16,228           6,829
                                                                  -----------     -----------       -----------     -----------
     Total interest income ..................................          20,795          18,582            59,867          54,636
                                                                  -----------     -----------       -----------     -----------

Interest expense:
 Deposits:
   NOW and money market demand ..............................             334             276               951             811
   Savings ..................................................           2,044           1,974             5,973           5,793
   Certificates of deposit ..................................           5,992           6,416            18,169          18,863
                                                                  -----------     -----------       -----------     -----------
     Total interest expense - deposits ......................           8,370           8,666            25,093          25,467
  Borrowed funds ............................................           2,159           1,835             5,963           5,124
                                                                  -----------     -----------       -----------     -----------
     Total interest expense .................................          10,529          10,501            31,056          30,591
                                                                  -----------     -----------       -----------     -----------
     Net interest income ....................................          10,266           8,081            28,811          24,045
  Provision for loan losses..................................             352             300             1,092             900
                                                                  -----------     -----------       -----------     -----------
     Net interest income after provision for loan losses ....           9,914           7,781            27,719          23,145
                                                                  -----------     -----------       -----------     -----------

Other operating income:
  Fees and service charges ..................................             493             437             1,463           1,241
  Net gain on sales of loans and securities .................             372             545               521             593
  Net gain on sale of deposits ..............................              --              --             1,084              --
  Other, net ................................................             143             153               407             352
                                                                  -----------     -----------       -----------     -----------
     Total other operating income ...........................           1,008           1,135             3,475           2,186
                                                                  -----------     -----------       -----------     -----------

Operating expenses:
  Compensation and benefits .................................           2,669           2,635             7,591           7,342
  Occupancy .................................................             436             541             1,271           1,491
  Equipment .................................................             317             443               965           1,103
  Advertising ...............................................             118             131               422             439
  Federal deposit insurance .................................             126             128               375             285
  Amortization of intangibles ...............................             213           1,508               638           1,932
  General and administrative ................................             879             654             2,307           1,989
                                                                  -----------     -----------       -----------     -----------
     Total operating expenses ...............................           4,758           6,040            13,569          14,581
                                                                  -----------     -----------       -----------     -----------

     Income before income tax expense .......................           6,164           2,876            17,625          10,750

Income tax expense ..........................................           1,936           1,071             6,179           3,990
                                                                  -----------     -----------       -----------     -----------

     Net income .............................................    $      4,228    $      1,805      $     11,446    $      6,760
                                                                  ===========     ===========       ===========     ===========

Basic earnings per share ....................................    $       0.14    $       0.06      $       0.38    $       0.22
                                                                  ===========     ===========       ===========     ===========

Weighted average shares outstanding .........................      30,260,078      31,039,017        30,431,160      30,941,071
                                                                  ===========     ===========       ===========     ===========

Diluted earnings per share ..................................    $       0.14    $       0.06      $       0.37    $       0.22
                                                                  ===========     ===========       ===========     ===========

Weighted average shares outstanding
    including potential common stock ........................      30,464,871      31,345,039        30,651,705      31,184,720
                                                                  ===========     ===========       ===========     ===========

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


                                                                              Accumulated
                                                                                 Other        Common       Common
                                                                                Compre-       Stock         Stock         Total
                                          Common     Paid In      Retained      hensive      Acquired      Acquired    Stockholders'
                                           Stock      Capital     Earnings      Income        by ESOP       by RRP        Equity
                                        --------------------------------------------------------------------------------------------

Balance at December 31, 1996 .......    $     72    $  27,427    $  66,299     $     (3)    $    (646)    $    (286)    $  92,863

Net income for the nine months
   ended September 30, 1997 ........          --           --        6,760           --            --            --         6,760
Cash dividends .....................          --           --       (1,189)          --            --            --        (1,189)
Net change in unrealized gain/loss
   on securities available for sale           --           --           --          196            --            --           196
Amortization of RRP ................          --           --           --           --            --            78            78
Principal payments on ESOP loan ....          --           --           --           --            75            --            75
Exercise of stock options ..........           1          429           --           --            --            --           430
                                        --------------------------------------------------------------------------------------------


Balance at September 30, 1997 ......    $     73    $  27,856    $  71,870     $    193     $    (571)    $    (208)    $  99,213
                                        ============================================================================================



Balance at December 31, 1997 .......    $     80    $  43,302    $  58,509     $    524     $    (546)    $    (183)    $ 101,686

Net income for the nine months
   ended September 30, 1998 ........          --           --       11,446           --            --            --        11,446
Cash dividends .....................          --           --       (3,344)          --            --            --        (3,344)
Net change in unrealized gain/loss
   on securities available for sale           --           --           --        2,418            --            --         2,418
Net proceeds from conversion
   and stock offering ..............         237      161,995           --           --            --            --       162,232
Adjustment for reorganization
   of Mutual Holding Company .......          --        1,577           --           --            --            --         1,577
Purchase of stock for ESOP .........          --           --           --           --       (13,240)           --       (13,240)
Exercise of stock options ..........           1           90           --           --            --            --            91
Amortization of RRP ................          --           --           --           --            --            78            78
Amortization of ESOP shares ........          --           82           --           --           483            --           565
                                        --------------------------------------------------------------------------------------------


Balance at September 30, 1998 ......    $    318    $ 207,046    $  66,611     $  2,942     $ (13,303)    $    (105)    $ 263,509
                                        ============================================================================================



See accompanying notes to the unaudited consolidated financial statements.

FIRST SOURCE BANCORP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Dollars in thousands)


                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                         1998              1997
                                                                                         ----              ----
Cash flows from operating activities:                                                         (unaudited)
   Net income ..................................................................     $   11,446         $    6,760
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation of premises and equipment ......................................            783                754
   Amortization of excess of cost over fair value of assets acquired ...........            638              1,932
   Amortization of ESOP ........................................................            565                 75
   Amortization of RRP .........................................................             78                 78
   Provision for loan losses ...................................................          1,092                900
   Provision for losses on real estate owned ...................................            110                 61
   Loans originated for sale ...................................................         (8,883)            (2,750)
   Proceeds from sales of mortgage loans available for sale ....................          8,932              3,048
   Net gain on sales of assets available for sale or trading ...................           (521)              (593)
   Net gain on sales of real estate owned ......................................           (148)               (92)
   Investment securities purchased for trading .................................             --             (1,989)
   Proceeds from sales of investment securities held for trading ...............             --              1,971
   Net accretion of premiums and amortization of discounts .....................            469                733
   Increase in interest and dividends receivable ...............................           (685)              (304)
   Increase (decrease) in other liabilities ....................................          2,514               (413)
   Increase in other assets ....................................................           (969)            (1,127)
                                                                                      ---------          ---------
         Net cash provided by operating activities .............................         15,421              9,044
                                                                                      ---------          ---------
Cash flows from investing activities:
   Proceeds from sales of investment securities available for sale .............         34,828              8,149
   Proceeds from sales of mortgage-backed securities available for sale ........         65,067            116,891
   Proceeds from sale of real estate owned .....................................          1,617              1,035
   Maturities/calls of investment securities ...................................         20,000             14,000
   Origination of loans ........................................................       (244,095)          (105,179)
   Purchases of investment securities available for sale .......................        (85,245)           (11,000)
   Purchases of mortgage-backed securities available for sale ..................       (248,443)          (129,974)
   Purchases of investment securities ..........................................         (1,880)           (15,998)
   Purchases of mortgage loans .................................................         (1,998)            (4,665)
   Purchases of mortgage-backed securities .....................................         (4,534)           (30,689)
   Purchases of premises and equipment .........................................         (1,777)            (3,681)
   Purchase of FHLB-NY stock ...................................................           (307)              (617)
   Principal repayments on loans ...............................................        150,529             50,446
   Principal payments on mortgage-backed securities ............................        107,390             66,292
   Sales of fixed assets .......................................................            124                 --
                                                                                      ---------          ---------
          Net cash used in investing activities ................................       (208,724)           (44,990)
                                                                                      ---------          ---------
Cash flows from financing activities:
   Net proceeds from Mutual Holding Company reorganization and stock offering ..        163,809                 --
   Cost of stock contributed to ESOP ...........................................        (13,240)                --
   Stock options exercised .....................................................             91                430
   Cash dividends paid .........................................................         (3,344)            (1,189)
   Net (decrease) increase in deposits .........................................         (6,587)            14,854
   Net increase in borrowed funds ..............................................         54,010             35,825
   Net increase in advances by borrowers for taxes and insurance ...............          1,075                782
                                                                                      ---------          ---------
            Net cash provided by financing activities ..........................        195,814             50,702
                                                                                      ---------          ---------
            Net increase in cash and cash equivalents ..........................          2,511             14,756
Cash and cash equivalents at beginning of period ...............................         14,427              9,042
                                                                                      ---------          ---------
Cash and cash equivalents at end of period .....................................     $   16,938         $   23,798
                                                                                      =========          =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest ................................................................     $   31,002         $   30,196
       Income taxes ............................................................     $    5,017         $    3,851
   Non cash investing and financing activities for the period:
       Transfer of mortgage-backed securities to mortgage-backed securities
          available for sale ...................................................     $  181,811                 --
       Transfer of loans to real estate owned .................................      $    1,216         $      885
                                                                                      =========          =========

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

(2)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X for First Source Bancorp, Inc. and its wholly-owned subsidiary, First Savings Bank, SLA and the Bank's wholly-owned subsidiaries, FSB Financial Corp., and 1000 Woodbridge Center Drive, Inc.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1998. These interim financial statements should be read in conjunction with the December 31, 1997 financial statements.

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


      (dollars in thousands, except        Three months ended Sept. 30,     Nine months ended Sept. 30,
                                           ----------------------------     ---------------------------
             per share data)                    1998           1997            1998           1997
                                                ----           ----            ----           ----
Net Income                                      $4,228         $1,805          $11,446        $6,760
                                           ============================================================

Basic weighted-average common               30,260,078     31,039,017       30,431,160    30,941,071
     shares outstanding
Plus: Dilutive stock options and awards        204,793        306,022          220,545       243,649
                                           ------------------------------------------------------------
Diluted weighted-average common
     shares outstanding                     30,464,871     31,345,039       30,651,705    31,184,720
                                           ============================================================

Net income per common share:
   Basic                                         $0.14          $0.06            $0.38         $0.22
   Diluted                                        0.14           0.06             0.37          0.22
                                           ============================================================

(4)  Dividends

Based upon current operating results, the Bank declared cash dividends of:
$0.030 per share on January 28, 1998, payable February 27, 1998, to stockholders of record on February 13, 1998; $0.030 per share on April 22, 1998, payable May 29, 1998, to stockholders of record on May 15, 1998; and $0.045 per share on July 22, 1998, payable August 31, 1998, to shareholders of record on August 14, 1998.

(5)  Commitments and Contingencies

At September 30, 1998, the Company had the following commitments: (i) to originate loans of $51.4 million; (ii) to purchase mortgage loans of $790,000;
(iii) to sell mortgage loans of $2.7 million; (iv) to purchase mortgage-backed securities of $23.0 million; (v) unused equity lines of credit of $17.9 million;
(vi) unused commercial lines of credit of $12.5 million; (vii) unused construction lines of credit of $32.7 million; and (viii) letters of credit outstanding totaling $2.1 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $335.6 million at September 30, 1998.

(6)  Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses.

                                         For the nine months ended September 30,
                                         ---------------------------------------
                                              1998                  1997
                                              -----                 ----
                                               (unaudited) (in thousands)

      Balance at beginning of period              $6,097                $5,322
      Provision charged to operations              1,092                   900
      Recoveries                                      27                    --
      Loans charged - off                           (152)                 (240)
                                         -----------------     -----------------

      Balance at end of period                    $7,064                $5,982
                                         =================     =================


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

                                                              Total
                                                          Comprehensive
                                                             Income
                                                             ------
                                                         (in thousands)
          For the quarter ended:
          ----------------------
             September 30, 1998......................        $5,284
             September 30, 1997......................         1,934

          For the nine months ended:
          --------------------------
             September 30, 1998.....................         13,864
             September 30, 1997.....................          6,956


(8)  Recent Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 supersedes the disclosure requirements of SFAS No. 80, 105 and 119. This statement is effective for periods after September 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends FASB Statement 65 "Accounting for Certain Mortgage Banking Activities," to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this Statement is not expected to have a material impact on the financial position or results of operations of the Company.

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

Year 2000 Compliance Issues. The Company has adopted a Year 2000 Compliance Plan and established a Year 2000 Compliance Committee, which includes members of senior management from all operating areas. The objectives of the plan and the committee are to ensure that the Company will be prepared for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Year 2000 Compliance Plan encompasses the following phases:
Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the plan is on-going. The Company is currently in Phase 3--Renovation, which includes code enhancements, program changes, hardware and software upgrades, and system replacements, if necessary. The primary operating software for the Company is obtained and maintained by an external provider of software. The Company has maintained ongoing contact with this vendor regarding their Year 2000 state of readiness. In August, 1998, the Company received written notification from the vendor that their software was Year 2000 ready and that a software upgrade will be sent to all users so that the necessary fixes to the software are made to the users' systems. The Company has received this software upgrade and will complete the installation onto their system by November 30, 1998. At that point, testing of the software by the Company will begin. The Company has also performed minor modifications to the software obtained from the external vendor. It is the Company's sole responsibility to ensure that any modifications to the software are Year 2000 ready. This operation is in process. A consultant has been engaged to assist in the documentation and detail review of the modifications to the software. The Company has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they are, or expect to be, Year 2000 compliant in time. The Company has internally imposed various deadlines for vendors or suppliers to be Year 2000 ready, depending on the importance of the vendor or supplier to the Company's operations. These dates range from March 1, 1999 to September 30, 1999. The Company will switch to an alternate provider of the goods or services if the vendor or supplier is not Year 2000 ready by the internal deadline. In no cases are these deadlines prior to the date the vendor or supplier has indicated they expect to be Year 2000 ready. The Company is in the process of contacting all material customers regarding their Year 2000 state of readiness.

The Company has begun writing the tests necessary to test all systems for their Year 2000 readiness. An additional consultant has been engaged to review the Company's progress toward meeting the requirements established by federal regulators for achieving Year 2000 readiness. This consultant will also assist in the review of test procedures and results. The Renovation Phase is targeted for completion by March 31, 1999. The Validation Phase involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. The Validation Phase is targeted for completion by September 30, 1999. The Implementation Phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation Phase is targeted for completion by September 30, 1999.

While the Company has not determined the final cost of compliance, it currently anticipates such costs to be immaterial to the financial position or results of operations of the Company. The costs identified directly with Year 2000 readiness are associated with the engagement of the consultants previously discussed. The total cost for these services in 1998 is estimated to be approximately $125,000 of which $75,000 has been incurred and expensed. An additional $150,000 in expenses are expected in 1999. Costs will also be incurred due the replacement of non-compliant teller hardware and Automated Teller Machines (ATMs). However, the Company planned on replacing these items and did not accelerate replacement due to Year 2000 issues. No assurances can be given that the Year 2000 Compliance Plan will be completed successfully by the year 2000, in which event the Company could incur significant costs. The Compliance Committee is in the process of developing Year 2000 contingency plans.

Conversion and Reorganization. On April 9, 1998, First Savings Bank, SLA, and its former mutual holding company, First Savings Bancshares, MHC, completed a conversion and reorganization into the stock holding company structure. First Source Bancorp, Inc. ("First Source") became active as the stock holding company for First Savings Bank, SLA, and exchanged 3.9133 shares of First Source Common Stock for each publicly held share of First Savings Bank, SLA. As part of the conversion and reorganization, a Subscription and Community Offering raised $162.2 million in additional capital. Historical information presented through April 8, 1998, represents the results for First Savings Bank, SLA and subsidiaries. Previously reported "per share" results have been restated to give effect to the conversion exchange ratio.

Merger with Pulse Bancorp, Inc. On July 9, 1998, First Source announced the execution of a definitive agreement for Pulse Bancorp, Inc. ("Pulse") to merge with and into First Source. Pulse is a thrift holding company whose subsidiary bank operates five branch offices in Middlesex and Mercer counties with a sixth branch expected to open in early 1999. Assuming the receipt of all regulatory and shareholder approvals, it is expected that First Source will issue approximately 10.0 million shares of its common stock for all of the outstanding shares of Pulse in a tax-free exchange accounted for as a pooling of interests. The transaction is expected to close during the fourth quarter of 1998. On a pro forma basis, First Source will have total assets of approximately $1.7 billion, total stockholders' equity of approximately $299.1 million and operate through 23 branch offices in Middlesex, Monmouth, Mercer and Union counties, New Jersey.

Assets. Total assets increased by $212.8 million, or 20.3%, to $1.3 billion at September 30, 1998, from $1.0 billion at December 31, 1997. Cash and cash equivalents increased $2.5 million to $16.9 million as of September 30, 1998, from $14.4 million at December 31, 1997. Investment securities decreased $18.0 million, or 58.1%, to $13.0 million as of September 30, 1998. Investment securities available for sale increased $50.9 million, or 287.5%, to $68.6 million as of September 30, 1998. Nearly 98% of the investment securities purchased during the nine months ended September 30, 1998, were classified as available for sale. Management anticipates that the majority of investment security purchases will be classified as available for sale for the foreseeable future. The overall increase in the combined investment security captions was due to the partial deployment of funds received from the stock offering. Net loans increased $93.5 million, or 15.9%, to $682.0 million as of September 30, 1998, from $588.5 million at December 31, 1997. The increase was due primarily to loan originations exceeding loan amortization and prepayments. Mortgage loan originations for the nine months ended September 30, 1998, were $166.4 million. Loan types comprising the majority of the activity were single-family 15- and 30-year fixed-rate loans and 5- and 7-year adjustable rate mortgages ("ARMs"). Mortgage loan closings for the nine months ended September 30, 1997, totaled $87.9 million. In addition, construction lending on 1-4 family developments or projects totaled $35.7 million for the nine months ended September 30, 1998. Consumer loan closing volume was $50.9 million for the nine months ended September 30, 1998, as compared to $13.7 million for the comparable 1997 period. Repayment of principal on loans totaled $150.5 million for the nine months ended September 30, 1998 as compared to $50.4 million for the same period in 1997. Management has emphasized the origination of loans in an effort to increase loans as a percentage of assets. While management intends to continue to aggressively market loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates. On April 30, 1998, the Company reclassified the balance of its mortgage-backed security ("MBS") portfolio to MBS available for sale. The amount of this transfer was $181.2 million. The primary reason for the reclassification was to give management the flexibility to reposition the balance sheet using these securities in response to changes in market interest rates, changes in prepayment risks and the availability and yield on alternative investments. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, securities that may be sold under such circumstances should be classified as available for sale. Due to this transfer, the Company must classify all security purchases through April 30, 2000 as available for sale. MBS available for sale, excluding the effects of the transfer, increased $108.9 million, or 74.0%, during the nine months ended September 30, 1998. The increase was primarily due to purchases of $248.4 million exceeding sales and principal repayments of $142.7 million. This significant excess of purchases over sales and principal repayments was due, in part, to the partial deployment of funds received from the stock offering accompanied by purchases being funded by borrowings. Management expects to continue to fund MBS available for sale purchases in this manner, where accretive to earnings. A portion of the purchases were also funded through principal repayments from the MBS portfolio. The MBS portfolio decreased $25.3 million, or 12.2%, between December 31, 1997, and the transfer date. The decrease was primarily due to principal repayments of $29.7 million exceeding purchases of $4.5 million.

Liabilities. Deposits decreased $6.6 million, or 0.8%, to $809.7 million at September 30, 1998, from $816.3 million at December 31, 1997. Deposit balances were affected by the sale of the Eatontown branch office to another financial institution in February (total effect of $25.2 million) and the funds withdrawn by customers to purchase First Source stock in the Subscription and Community Offering (total effect of $18.7 million). Excluding these two events, deposit balances would have increased $37.4 million, or 4.6%. Borrowed funds increased $54.0 million, or 45.4%, to $173.0 million at September 30, 1998, from $119.0 million at December 31, 1997. The increased borrowed funds were used primarily to fund the purchase of MBS available for sale detailed above. Advances by borrowers for taxes and insurance increased $1.1 million, or 19.7%, to $6.5 million at September 30, 1998, from $5.4 million at December 31, 1997, primarily due to the increase in the residential loan portfolio. Other liabilities increased $2.5 million, or 36.4%, to $9.4 million at September 30, 1998, from $6.9 million at December 31, 1997, primarily due to increases in income taxes payable.

Capital. The Company's stockholders' equity increased $161.8 million to $263.5 million at September 30, 1998. The capital accounts were significantly affected by the conversion and reorganization. Through the Subscription and Community Offering, 16,550,374 shares of common stock were sold and net proceeds totaling $162.2 million were raised. These net proceeds increased common stock by $237,000 and paid-in capital by $162.0 million. The reorganization of First Savings Bancshares, MHC, also affected paid-in capital as the MHC's capital of $1.6 million was effectively transferred to the paid-in capital of First Source. Common stock acquired by the ESOP increased $12.8 million during the period (effectively reducing capital) as $13.2 million of stock was purchased by the ESOP as part of the Subscription and Community Offering. Accumulated other comprehensive income increased $2.4 million to $2.9 million at September 30, 1998. This increase was due to the increase in the market value of securities available for sale and the transfer of $181.8 million of MBS to available for sale. Book value and tangible book value per share were $8.28 and $8.02 at September 30, 1998, as compared to $3.17 and $2.88 at September 30, 1997, respectively.

The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum tangible, core and risk-based capital requirements. At September 30, 1998, the Bank exceeded all regulatory capital requirements, as follows:


                               Required                   Actual
                           -------------------      --------------------      Excess of Actual
                                        % of                      % of         over Regulatory
                             Amount    Assets         Amount     Assets         Requirements
                           -------------------      --------------------     ------------------
                                                   (Dollars in thousands)
Tangible Capital            $18,476     1.50%        $172,929    14.04%          $154,453
Core Capital                 36,952     3.00%         172,929    14.04%           135,977
Risk-based Capital           42,051     8.00%         179,503    34.15%           137,452

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

Although not a primary source of funds, significant funds were received in 1998 from the stock offering. Net proceeds from the offering totaled $162.2 million. The most significant primary source of funds for the first nine months of 1998 were principal repayment and prepayment of mortgage loans, totaling $150.5 million, and mortgage-backed securities, totaling $107.4 million. Other significant sources of funds for the nine months ended September 30, 1998, were sales of MBS available for sale totaling $65.1 million, sales and calls of investment securities totaling $54.8 million and borrowed funds totaling $54.0 million.

The primary investing activities of the Bank for the first nine months of 1998 were the origination of loans totaling $253.0 million, purchases of mortgage-backed securities available for sale totaling $248.4 million, and the purchases of investment securities available for sale totaling $85.2 million.

The Bank is required to maintain an average daily balance of liquid assets as defined by OTS regulations. This ratio is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.00%. The Bank's liquidity ratio at September 30, 1998, was 42.2%. The definition of assets considered liquid was recently redefined by the OTS. As of September 30, 1998, assets qualifying for liquidity purposes totaled $359.6 million.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997.

Results of Operations. Earnings for the nine months ended September 30, 1998, totaled $11.4 million, with basic and diluted earnings per share of $0.38 and $0.37, respectively. This represents an increase of $4.7 million, or 69.3%, over the net income of $6.8 million, or $0.22 basic and diluted earnings per share, reported for the comparable 1997 period. The increase in net income was partially due to the net proceeds from the stock offering. These proceeds allowed the Company to increase interest earning assets without a corresponding increase in interest bearing liabilities. In addition, earnings for the nine months ended September 30, 1997, were reduced as the Company recognized an impairment writedown of the core deposit intangible resulting in a pre-tax charge of $1.3 million. Earnings for the nine months ended September 30, 1998, were enhanced by a $687,000 gain, net of taxes, on the sale of a branch office located in Eatontown, NJ, to another financial institution. Earnings for the 1998 period, excluding the effect of this transaction, would have been $10.8 million, with basic and diluted earnings per share of $0.35.

Interest Income. Interest income increased by $5.2 million, or 9.6%, to $59.9 million for the nine months ended September 30, 1998. The changes by category are primarily due to changes in the average balance and yield within each category. This information is presented below.


(dollars in thousands)                          For the nine months ended September 30,
                                             -------------------------------------------
                                               Average         Interest        Average
                  Caption                      Balance          Income          Yield
                  -------                    -----------     -----------     -----------
Loans - 1998                                 $   628,385     $    36,553            7.76 %
Loans - 1997                                     540,782          32,216            7.94
                                             -----------     -----------     -----------
CHANGE                                            87,603           4,337           (0.18)
                                             -----------     -----------     -----------

Mortgage-backed securities - 1998                 87,590           4,530            6.90
Mortgage-backed securities - 1997                243,273          12,598            6.90
                                             -----------     -----------     -----------
CHANGE                                          (155,683)         (8,068)          (0.00)
                                             -----------     -----------     -----------

Investment securities - 1998                      54,060           2,556            6.30
Investment securities - 1997                      58,399           2,993            6.83
                                             -----------     -----------     -----------
CHANGE                                            (4,339)           (437)          (0.53)
                                             -----------     -----------     -----------

Investment and mortgage-backed securities        357,855          16,228            6.05
and loans available for sale - 1998
Investment and mortgage-backed securities
and loans available for sale - 1997              144,510           6,829            6.30
                                             -----------     -----------     -----------
CHANGE                                           213,345           9,399           (0.25)
                                             -----------     -----------     -----------

Total - 1998                                   1,127,890          59,867            7.08
Total - 1997                                     986,964          54,636            7.38
                                             ===========     ===========     ===========
CHANGE                                       $   140,926     $     5,231           (0.30)%
                                             ===========     ===========     ===========

The following discussion concerns the comparison of the average balance and yield for the nine months ended September 30, 1998, to the nine months ended September 30, 1997. The average loan balance increased due to loan originations of $253.0 million exceeding principal repayments and sales of $159.5 million. The decrease in interest rates, particularly long-term rates, affected the yield on the portfolio. The weighted average rate on mortgage loan originations was 6.84% while the weighted average rate on mortgage prepayments was 7.76%. In addition, the decrease in interest rates negatively affected the repricing of ARM loans as these loans reprice based on external indices. The decrease in the average balance of the MBS portfolio was due to the transfer of $181.8 million from MBS to MBS available for sale on April 30, 1998. Rates on investment securities were negatively affected as higher yielding investments were called and rates on replacement securities were lower than the rates on the securities that were called. In addition, the average balance of investment securities had a higher proportion of fed funds sold in 1998. These fed fund investments primarily consisted of net proceeds from the stock offering which were invested in fed funds until they were used for other investments. Fed fund investments mature the following business day and have a lower yield than other investment alternatives. The increase in the average balance of investments available for sale was due to the transfer of $181.8 million of MBS previously discussed and the classification of all 1998 MBS purchases and virtually all 1998 investment security purchases as available for sale. The level of such purchases was high as the funds from the conversion were deployed in addition to an increase in purchases funded through borrowings. The yield on this portfolio was also negatively affected as higher yielding instruments prepaid or were called. Due to market interest rates, new purchases and replacement securities had a lower yield than the components of the portfolio in 1997. In addition, the high level of prepayments caused an acceleration of premium amortization on MBS available for sale, effectively reducing the yield on the portfolio. The changes to the average balance and yield of total interest income were due to the changes above. Growth in interest-earning assets and total interest income is expected to continue. Yields on the portfolio will continue to be affected by external rates.

Interest Expense. Interest expense increased $465,000, or 1.5%, to $31.1 million for the nine months ended September 30, 1998, compared to $30.6 million for the same period in 1997. The changes by category are primarily due to changes in the average balance and yield within each category. This information is presented below.

                                              For the nine months ended
(dollars in thousands)                              September 30,
                                        -------------------------------------
                                         Average       Interest      Average
                   Caption               Balance       Expense        Cost
                   -------              ---------     ---------     ---------
NOW and money market demand - 1998      $  98,896     $     951          1.28 %
NOW and money market demand - 1997         85,623           811          1.26
                                        ---------     ---------     ---------
CHANGE                                     13,273           140          0.02
                                        ---------     ---------     ---------

Savings accounts - 1998                   240,032         5,973          3.32
Savings accounts - 1997                   235,469         5,793          3.28
                                        ---------     ---------     ---------
CHANGE                                      4,563           180          0.04
                                        ---------     ---------     ---------

Certificates of deposit - 1998            442,610        18,169          5.47
Certificates of deposit - 1997            463,939        18,863          5.42
                                        ---------     ---------     ---------
CHANGE                                    (21,329)         (694)         0.05
                                        ---------     ---------     ---------

Non-interest bearing deposits - 1998       29,567
Non-interest bearing deposits - 1997       21,109
                                        ---------
CHANGE                                      8,458
                                        ---------

Total deposits - 1998                     811,105        25,093          4.12
Total deposits - 1997                     806,140        25,467          4.21
                                        ---------     ---------     ---------
CHANGE                                      4,965          (374)        (0.09)
                                        ---------     ---------     ---------

Borrowed funds - 1998                     136,106         5,963          5.84
Borrowed funds - 1997                     110,954         5,124          6.16
                                        ---------     ---------     ---------
CHANGE                                     25,152           839         (0.32)
                                        ---------     ---------     ---------

Total - 1998                              947,211        31,056          4.37
Total - 1997                              917,094        30,591          4.45
                                        =========     =========     =========
CHANGE                                  $  30,117     $     465         (0.08)%
                                        =========     =========     =========

The following discussion concerns the comparison of the average balance and cost of deposits and borrowings for the nine months ended September 30, 1998, to the nine months ended September 30, 1997. The average balance of total deposits was reduced in 1998 due to the sale of the Eatontown branch office in February, 1998, and the withdrawal of funds by customers to purchase stock in the Subscription and Community Offering in April, 1998. Management has concentrated on increasing the level of core accounts and decreasing certificate accounts as a percentage of overall deposits. The increase in the average balance of NOW and money market demand accounts reflects this strategy. The slight increase in the cost was due to growth in the money market demand accounts, which bear a higher cost than NOW accounts. The increase in the average balance of savings was primarily due to growth in money market savings accounts, which also caused an increase in the overall cost of savings accounts. The average balance of certificates of deposit decreased 4.6% with a five basis point increase in cost. Although external rates decreased over the period, competition from other financial institutions kept rates on certificates of deposit comparably high. The Company elected to offer certificate rates that were competitive but lower than certain area competition. This decision caused a mild outflow of funds and prevented a further increase in the overall cost of certificates. The average balance of non-interest bearing deposits increased as management concentrated on attracting business checking accounts. The increase in the average balance of this category along with an overall shift to less costly deposits combined to reduce the overall cost of deposits by nine basis points. Management will continue to focus on attracting low cost deposits. Management believes that growth at the Bank's newer offices in Woodbridge and Highland Park should assist in increasing deposit balances in the future. Management will also attempt to reduce the cost of deposits by reducing the interest rates on various programs. This strategy may be discontinued if a significant outflow of deposit funds occurs. Any significant deposit outflows would be replaced by borrowings. The increase in the average balance of borrowed funds was attributable to management's continuing strategy to fund the purchase of investment and mortgage-backed securities through the use of borrowed funds, where accretive to earnings. This strategy is expected to continue and borrowings can be expected to continue to increase as a percentage of total liabilities. The decrease in cost of borrowings is due to decreased interest rates.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $4.8 million, or 19.8%, to $28.8 million for the nine months ended September 30, 1998, compared to $24.0 million for the same period in 1997. The increase was due to the changes in interest income and interest expense described above. The net interest margin increased to 3.41% for the nine months ended September 30, 1998, from 3.25% for the same period in 1997. This increase was primarily attributable to the net proceeds received from the stock offering enabling the Company to increase interest-earning assets without a corresponding increase in interest-bearing liabilities. The interest rate spread decreased to 2.56% for the nine months ended September 30, 1998, from 2.83% for the same period in 1997. This decrease was primarily attributable to decreased external rates, a flattening yield curve and a high volume of prepayments.

Provision for Loan Losses. The provision for loan losses increased $192,000, or 21.3%, to $1.1 million for the nine months ended September 30, 1998, compared to $900,000 for the same period in 1997. The increase in the provision was due to the increase in the balance of the loan portfolio and its composition. Net loans increased $114.8 million between September 30, 1998 and September 30, 1997, and the balances of construction and commercial real estate loans also increased. In management's opinion, the allowance for loan losses, totaling $7.1 million, is adequate to cover losses inherent in the portfolio. The amount of the provision is based on management's evaluation of the risk inherent in the loan portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding nonaccrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest in considered doubtful, generally 90 days or more delinquent, and when, or combined with, loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Total foreclosed real estate ("REO"), net, decreased $363,000 during the nine month period ended September 30, 1998. At September 30, 1998, REO consisted of 13 residential properties totaling $1.0 million. Six of these properties, with a carrying value of $496,000, were under contract for sale at September 30, 1998. During the nine month period ended September 30, 1998, sixteen properties had been acquired and sixteen properties had been disposed. Management continues to pursue the sale of REO properties in an expedient manner.


   (dollars in thousands)                          Sept. 30,  June 30,   Mar. 31,   Dec. 31,  Sept. 30,
                                                     1998       1998       1998       1997       1997
                                                   ---------------------------------------------------
Non-accrual mortgage loans ....................    $2,361     $2,259     $2,911     $3,706     $3,547
Non-accrual other loans .......................        93        118         38         29         14
                                                   ---------------------------------------------------
   Total non-accrual loans ....................     2,454      2,377      2,949      3,735      3,561
                                                   ---------------------------------------------------
Loans 90 days or more delinquent and still
accruing ......................................       186        134        407        597        379
                                                   ---------------------------------------------------
Total non-performing loans ....................     2,640      2,511      3,356      4,332      3,940
Total foreclosed real estate, net of related
allowance .....................................     1,017      1,542      2,005      1,380      1,398
                                                   ---------------------------------------------------
Total non-performing assets ...................    $3,657     $4,053     $5,361     $5,712     $5,338
                                                   ===================================================
Non-performing loans to loans receivable, net .      0.39%      0.39%      0.55%      0.74%      0.69%
Non-performing assets to total assets .........      0.29%      0.33%      0.46%      0.54%      0.51%


Other Operating Income. The changes to other operating income are detailed below.

(dollars in thousands)             Nine Months Ended Sept. 30,
                                   ---------------------------   Increase
                                       1998       1997          (Decrease)    Change
                                     -------    -------          -------     -------
Other operating income:
  Fees and service charges           $ 1,463    $ 1,241          $   222       17.89%
  Net gain on sales of loans and
    securities                           521        593              (72)     (12.14)
  Net gain on sale of deposits         1,084         --            1,084         n/a
  Other, net                             407        352               55       15.63
                                     -------    -------          -------
     Total other operating income    $ 3,475    $ 2,186          $ 1,289       58.97%
                                     =======    =======          =======     =======

The increase in fees and service charges was attributable to the increased loan volume and also due to fees from an increased number of checking accounts. The decrease in net gain on sales was due to unusually high activity that occurred in the third quarter of 1997, which resulted in a $545,000 gain in that time period. Securities sold in 1998 primarily consisted of sales of MBS available for sale which, management believed, contained exceptionally high prepayment risk. The volume of future sales and gains and losses on such sales are subject to significant fluctuation. The net gain on sale of deposits was the gain resulting from the sale of the Eatontown Branch office to another financial institution in February, 1998.

Operating Expenses. The changes to other operating expenses are detailed below.

(dollars in thousands)         Nine Months Ended Sept. 30,
                               ---------------------------   Increase
                                   1998       1997          (Decrease)   Change
                                 -------    -------          -------     -------
Operating expenses:
  Compensation and benefits      $ 7,591    $ 7,342          $   249        3.39%
  Occupancy                        1,271      1,491             (220)     (14.76)
  Equipment                          965      1,103             (138)     (12.51)
  Advertising                        422        439              (17)      (3.87)
  Federal deposit insurance          375        285               90       31.58
  Amortization of intangibles        638      1,932           (1,294)     (66.98)
  General and administrative       2,307      1,989              318       15.99
                                 -------    -------          -------
     Total operating expenses    $13,569    $14,581          $(1,012)      (6.94)%
                                 =======    =======          =======     =======

The increase in compensation and benefits was primarily due to the increased expenses associated with the cost of the ESOP, the compensation cost associated with two new branch offices and a cost of living salary increase. These increases were partially mitigated as the 1997 period included costs for contributions to benefit plans that were not required in 1998. Occupancy expense decreased due to the decreased cost of operations of the new corporate center, versus the three separate administration centers in operation in 1997. The 1997 period was also slightly inflated as it included costs of the move to the new corporate center. Federal deposit insurance premiums increased in 1998 due to a one-time credit recognized in 1997. Amortization of intangibles decreased due an impairment writedown of the core deposit intangible totaling $1.3 million recognized as of September 30, 1997, regarding deposits acquired from the Resolution Trust Company in 1995. Only scheduled amortization of intangibles was required in 1998.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997.

The comparison of operating results for the three months ended September 30, 1998 and 1997 should be read in conjunction with the comparison of operating results for the nine months ended September 30, 1998 and 1997. Many of the discussion items applicable to changes for the three month period were previously described in the discussion for the nine month period. Such items will be referenced to the nine month comparison and will not be detailed in this section.

Results of Operations. Earnings for the three months ended September 30, 1998, totaled $4.2 million, with basic and diluted earnings per share of $0.14. This represented an increase of $2.4 million, or 134.2%, over the net income of $1.8 million, or $0.06 basic and diluted earnings per share, reported for the comparable 1997 period. The increase in net income was partially due to the net proceeds from the stock offering. These proceeds allowed the Company to increase interest earning assets without a corresponding increase in interest bearing liabilities. In addition, earnings for the three months ended September 30, 1997, were reduced as the Company recognized an impairment writedown of the core deposit intangible resulting in a pre-tax charge of $1.3 million.

Interest Income. Interest income increased by $2.2 million, or 11.9%, to $20.8 million for the three months ended September 30, 1998. The changes by category are primarily due to changes in the average balance and yield within each category. This information is presented below.

(dollars in thousands)                             For the three months ended September 30,
                                                 -------------------------------------------
                                                   Average         Interest         Average
                    Caption                        Balance          Income           Yield
                    -------                        -------          ------           -----
Loans - 1998                                     $   667,640     $    12,781            7.66 %
Loans - 1997                                         573,406          11,223            7.83
                                                 -----------     -----------     -----------
CHANGE                                                94,234           1,558           (0.17)
                                                 -----------     -----------     -----------

Mortgage-backed securities - 1998                         --              --              --
Mortgage-backed securities - 1997                    235,261           4,099            6.97
                                                 -----------     -----------     -----------
CHANGE                                              (235,261)         (4,099)             --
                                                 -----------     -----------     -----------

Investment securities - 1998                          32,301             521            6.45
Investment securities - 1997                          59,629           1,002            6.72
                                                 -----------     -----------     -----------
CHANGE                                               (27,328)           (481)          (0.27)
                                                 -----------     -----------     -----------

Investment and mortgage-backed securities and
loans available for sale - 1998                      497,770           7,493            6.02
Investment and mortgage-backed securities and
loans available for sale - 1997                      138,058           2,258            6.54
                                                 -----------     -----------     -----------
CHANGE                                               359,712           5,235           (0.52)
                                                 -----------     -----------     -----------

Total - 1998                                       1,197,711          20,795            6.94
Total - 1997                                       1,006,354          18,582            7.39
                                                 -----------     -----------     -----------
CHANGE                                           $   191,357     $     2,213           (0.45)%
                                                 ===========     ===========     ===========

The following discussion concerns the comparison of the average balance and yield for the three months ended September 30, 1998, to the three months ended September 30, 1997. All factors described in the comparable comparison for the nine month period are also applicable to this quarterly comparison, except as follows. The average loan balance increased due to loan originations of $85.4 million exceeding principal repayments and sales of $53.4 million. The decrease in the average balance of investment securities between the nine and three month periods ended September 30, 1998, is due to the high balance of fed funds maintained by the Company after receiving the net proceeds from the stock offering. The decreased investment in fed funds for the quarter ended September 30, 1998, also increased the overall yield on the investment security portfolio as federal funds generally earn a lower rate of interest than other investment alternatives. The decreased yield on the investments available for sale portfolio was more pronounced in the three month period as the accelerated premium amortization, required due the high level of prepayments, primarily affected this quarter.

Interest Expense. Interest expense increased $28,000, or 0.3%, to $10.5 million for the three months ended September 30, 1998 and 1997. The changes by category are primarily due to changes in the average balance and yield within each category. This information is presented below.

(dollars in thousands)                        For the three months ended
                                                    September 30,
                                        -------------------------------------
                                         Average       Interest      Average
                   Caption               Balance       Expense        Cost
                   -------              ---------     ---------     ---------
NOW and money market demand - 1998      $ 107,066     $     334          1.25 %
NOW and money market demand - 1997         81,169           276          1.36
                                        ---------     ---------     ---------
CHANGE                                     25,897            58         (0.11)
                                        ---------     ---------     ---------

Savings accounts - 1998                   237,775         2,044          3.44
Savings accounts - 1997                   246,343         1,974          3.21
                                        ---------     ---------     ---------
CHANGE                                     (8,568)           70          0.23
                                        ---------     ---------     ---------

Certificates of deposit - 1998            435,825         5,992          5.50
Certificates of deposit - 1997            465,469         6,416          5.51
                                        ---------     ---------     ---------
CHANGE                                    (29,644)         (424)        (0.01)
                                        ---------     ---------     ---------

Non-interest bearing deposits - 1998       30,859
Non-interest bearing deposits - 1997       18,011
                                        ---------
CHANGE                                     12,848
                                        ---------

Total deposits - 1998                     811,525         8,370          4.13
Total deposits - 1997                     810,992         8,666          4.27
                                        ---------     ---------     ---------
CHANGE                                        533          (296)        (0.14)
                                        ---------     ---------     ---------

Borrowed funds - 1998                     149,707         2,159          5.77
Borrowed funds - 1997                     114,392         1,835          6.42
                                        ---------     ---------     ---------
CHANGE                                     35,315           324         (0.65)
                                        ---------     ---------     ---------

Total - 1998                              961,232        10,529          4.38
Total - 1997                              925,384        10,501          4.54
                                        ---------     ---------     ---------
CHANGE                                  $  35,848     $      28         (0.16)%
                                        =========     =========     =========

The following discussion concerns the comparison of the average balance and cost of interest bearing liabilities for the three months ended September 30, 1998, to the three months ended September 30, 1997. All factors described in the comparison for the nine month period are also applicable to this quarterly comparison, except as follows. The increase in the average balance of NOW and money market accounts was more pronounced in the quarter. The decrease in the cost of the portfolio was due to a reduction in the interest rate paid on many interest-bearing NOW accounts. The increase in the average cost of savings accounts is due a higher percentage of depositors maintaining accounts in higher yielding money market accounts. The slight decrease in the cost of certificates of deposit was due to the Company's decision to offer certificate rates that were competitive but lower than certain area competition, which had a greater impact in the quarterly period. The increase in the average balance, and decrease in cost, of borrowings continued and amplified the results of the nine month period comparison. The utilization of borrowings to purchase MBS available for sale, and decrease in external rates, were more pronounced in the quarterly period.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $2.2 million, or 27.0%, to $10.3 million for the three months ended September 30, 1998, compared to $8.1 million for the same period in 1997. The increase was due to the changes in interest income and interest expense described above. The net interest margin increased to 3.43% for the three months ended September 30, 1998, from 3.21% for the same period in 1997. This increase was primarily attributable to the net proceeds received from the stock offering enabling the Company to increase interest-earning assets without a corresponding increase in interest-bearing liabilities. The interest rate spread decreased to 2.42% for the three months ended September 30, 1998, from 2.76% for the same period in 1997. This decrease was primarily attributable to decreased external rates, a flattening yield curve and a high volume of prepayments.

Provision for Loan Losses. The provision for loan losses increased $52,000, or 17.3%, to $352,000 for the three months ended September 30, 1998, compared to $300,000 for the same period in 1997. See additional discussion in the comparison of the nine month periods. Total foreclosed REO decreased $525,000 during the three month period ended September 30, 1998. Two properties were acquired and five properties were disposed of during the quarter ended September 30, 1998.

Other Operating Income. The changes to other operating income are detailed below.


(dollars in thousands)           Three Months Ended Sept. 30,
                                 ----------------------------     Increase
                                       1998      1997            (Decrease)    Change
                                       ----      ----            ----------    ------
Other operating income:
  Fees and service charges           $  493    $  437              $   56      12.81%
  Net gain on sales of loans and        372       545                (173)    (31.74)
  securities
  Other, net                            143       153                 (10)     (6.54)
                                     ------    ------              ------
     Total other operating income    $1,008    $1,135              $ (127)    (11.19)%
                                     ======    ======              ======     ======

See discussion of changes in the nine month comparison.

Operating Expenses. The changes to other operating expenses are detailed below.


(dollars in thousands)        Three Months Ended Sept. 30,
                              ----------------------------   Increase
                                    1998       1997         (Decrease)      Change
                                    ----       ----         ----------      ------
Operating expenses:
  Compensation and benefits      $ 2,669    $ 2,635          $    34        1.29%
  Occupancy                          436        541             (105)     (19.41)
  Equipment                          317        443             (126)     (28.44)
  Advertising                        118        131              (13)      (9.92)
  Federal deposit insurance          126        128               (2)      (1.56)
  Amortization of intangibles        213      1,508           (1,295)     (85.88)
  General and administrative         879        654              225       34.40
                                 -------    -------          -------
     Total operating expenses    $ 4,758    $ 6,040          $(1,282)     (21.23)%
                                 =======    =======          =======     =======

The primary reason for the decrease in operating expenses was an impairment writedown of the core deposit intangible totaling $1.3 million recognized as of September 30, 1997. Without the effect of this transaction, total operating expenses would have increased $14,000, or 0.3%, for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. The decrease in equipment expense was due to the write-off of certain equipment considered to be obsolete in the 1997 period. The increase in general and administrative expenses was due to an increase in consulting fees. See discussion of other changes in the nine month comparison.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim balance sheet (September 30, 1998).

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims and lawsuits.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          Annual meeting results were reported previously on Form 10-Q dated March 31, 1998.

Item 5.   Other Information.

          The Registrant received approval from the Office of Thrift Supervision ("OTS") to repurchase shares of First Source common stock in the open market. The volume of these repurchases will be limited due to the pending acquisition of Pulse Bancorp, Inc. The repurchases began on October 26, 1998.

Item 6.   Exhibits and Reports on Form 8-K.

          a.)  Exhibits

          ------------------------------------------------------------------------------------
              Exhibit
              Number                      Description                              Reference
          ------------------------------------------------------------------------------------
                 2      Agreement and Plan of Merger with Pulse Bancorp, Inc.         *
                3.1     Certificate of Incorporation of First Source Bancorp, Inc.    **
                3.2     Bylaws of First Source Bancorp, Inc.                          **
                 4      Stock certificate of First Source Bancorp, Inc.               **
                11      Statement re: Computation of Ratios                         page 7
          ------------------------------------------------------------------------------------

         * - Incorporated herein by reference into this document from the current report on Form 8-K and exhibits thereto of First Source Bancorp, Inc. filed with the Securities and Exchange Commission ("SEC") on July 17, 1998.

         ** - Incorporated herein by reference into this document from the Registration Statement on Form S-1 and exhibits thereto of First Source Bancorp, Inc., and any amendments or supplements thereto filed with the SEC on December 19, 1997 and amended on February 9, 1998, SEC File No. 333-42757.

         b.)  Reports on Form 8 - K
              ---------------------
         A report on Form 8-K was filed with the SEC on July 17, 1998, in which the Company reported, under Item 5 of the report, that it had entered into an Agreement and Plan of Merger with Pulse Bancorp, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST SOURCE BANCORP, INC.


Date:  November 12, 1998           By: \s\ John P. Mulkerin
                                       --------------------
                                           John P. Mulkerin
                                           President and Chief Executive Officer


Date:  November 12, 1998           By: \s\ Christopher Martin
                                       ----------------------
                                           Christopher Martin
                                           Executive Vice President and Chief
                                           Operating and Financial Officer and
                                           Corporate Secretary