Form 10-K
period 1998-12-31
FIRST SENTINEL BANCORP INC
filed 1999-03-30
CIK 1051092

                          OFFICE OF THRIFT SUPERVISION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(D) of the
                         Securities Exchange Act Of 1934

                   For the fiscal year ended December 31, 1998

                        Commission file number: 000-23809

                          FIRST SENTINEL BANCORP, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

            Delaware                                     22-3566151
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                    Identification No.)


               1000 Woodbridge Center Drive, Woodbridge, NJ, 07095
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (732) 726-9700
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $0.01
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) had been subject to such filing requirements for the past 90 days.

                                Yes [X]      No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the closing price of its Common Stock on March 16, 1999, as quoted by the Nasdaq Stock Market, was approximately $275.0 million. Solely for the purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 16, 1999, there were 43,107,075 shares issued and 41,694,782 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

I. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998 (Part II).

II. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III).


                                      INDEX
                                                                                                     PAGE
                                                                                                     ----
PART I
          Item 1.     Business................................................................         3
          Item 2.     Properties..............................................................        31
          Item 3.     Legal Proceedings.......................................................        33
          Item 4.     Submission of Matters to a Vote of Security Holders.....................        33

PART II   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters ..        33
          Item 6.     Selected Financial Data.................................................        33
          Item 7.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...................................................        34
          Item 7A.    Quantitative and Qualitative Disclosures About Market Risk............          34
          Item 8.     Financial Statements and Supplementary Data ............................        34
          Item 9.     Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure....................................................        34

PART III
          Item 10.    Directors and Executive Officers of the Registrant......................        34
          Item 11.    Executive Compensation..................................................        34
          Item 12.    Security Ownership of Certain Beneficial Owners and Management .........        34
          Item 13.    Certain Relationships and Related Transactions..........................        34

PART IV
          Item 14.    Exhibits, Financial Statement Schedules and reports on Form 8-K ........        35

SIGNATURES                                                                                            37

                                     PART I

Item 1. Description of Business
-------------------------------

First Sentinel Bancorp, Inc.

     First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") is a Delaware corporation organized by First Savings Bank, SLA ("First Savings" or the "Bank") for the purpose of holding all of the capital stock of the Company and facilitating the Conversion and Reorganization of the Bank, which was completed on April 8, 1998, (as further described below). At December 31, 1998, the Company had consolidated total assets of $1.9 billion and total equity of $299.8 million. The Company is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission. The Company realized net proceeds of $162.2 million from the Conversion and Reorganization, and transferred to the Bank 50% of these net proceeds. Funds retained by the Company have been used for general business activities, including cash dividends to shareholders, a loan to the Company's ESOP, the purchase of treasury stock and other investments.

     The Company's executive offices are located at 1000 Woodbridge Center Drive, Woodbridge, New Jersey 07095. The Company's telephone number is (732) 726-9700.

Reorganization and Acquisition

         On April 8, 1998, the Bank and its mutual holding company, First Savings Bancshares, MHC, completed a conversion and reorganization into the stock holding company structure, forming First as the new stock holding company and issuing shares of First Sentinel Common Stock in the process (the "Conversion and Reorganization"). As part of the Conversion and Reorganization, the Company sold 16,550,374 shares of Common Stock in a Subscription and Community Offering for gross proceeds of $165.6 million. Concurrently, the Company issued 14,820,016 shares of Common Stock in exchange for shares of First Savings Bank, SLA common stock on a 3.9133-for-1 basis (the Conversion Exchange Ratio") in an exchange offering. All per share and earnings per share data have been restated for the 3.9133 Conversion Exchange Ratio.

         On December 18, 1998, the Company acquired Pulse Bancorp, Inc. ("Pulse"). Each share of Pulse was converted into 3.764 shares of the Company's common stock. A total of 12,066,631 shares were issued, including 800,000 treasury stock shares, to complete the transaction. The acquisition has been accounted for under the pooling-of-interests method of accounting and accordingly, the Company's consolidated financial statements include the accounts and activity of Pulse for all periods presented.

First Savings Bank, SLA

     First Savings is a New Jersey-chartered capital stock savings and loan association headquartered in Woodbridge, New Jersey. First Savings has operated in its present market area since 1901. Until 1992, the Bank operated in the mutual form of organization. On July 10, 1992, the Bank reorganized to become a majority owned subsidiary of a federally-chartered mutual holding company. As detailed above, on April 8, 1998, the Bank became a wholly owned subsidiary of the Company.

     The Bank's executive offices are located at 1000 Woodbridge Center Drive, Woodbridge, New Jersey 07095. Its telephone number is (732) 726-9700.

Business Strategy

     In addition to historical information, the Form 10-K includes certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local taxing authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

     The Company's business strategy is to preserve asset quality, to maintain a strong capital position by continuing to emphasize single-family lending and to seek controlled growth. The Company's strategy emphasizes customer service and convenience, and the Company attributes the loyalty of its customer base to its commitment to maintaining customer satisfaction. The Company attempts to set itself apart from its competitors by providing the type of personalized service not generally available from larger banks while offering a greater variety of products and services than is typically available from smaller, local depository institutions.

     The Company's principal business historically has been, and, to a large degree, continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family residential mortgage loans, real estate construction loans, commercial real estate loans, home equity loans and lines of credit and multi-family residential mortgage loans. The Company maintains a significant portfolio of mortgage-backed securities and also invests in U.S. Government, federal agency and corporate debt securities and other marketable securities. The Company's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities; sales of loans, mortgage-backed securities and investments available for sale; maturities of investment securities and short-term investments; and, to an increasing extent, advances from the Federal Home Loan Bank of New York ("FHLB-NY"), reverse repurchase agreements and other borrowed funds.

     In an effort to enhance its long-term profitability and increase its market share, the Company began, in 1997, to expand its traditional thrift lending and securities investment strategy. In this regard, the Company has begun to diversify and expand upon the products and services it offers by focusing on small and medium-sized retail businesses as both lending and deposit customers by increasing its emphasis on the origination of commercial real estate, construction and commercial loans, as well as increasing the marketing of its business checking accounts and other business-related services. To develop full-service relationships with commercial customers, the Company has introduced merchant services, such as merchant credit card processing, overdraft sweep accounts and express teller services. The Company has hired additional lending personnel with expertise in commercial real estate lending to facilitate growth in this area. It is also the Company's intention to increase lending volumes through the use of third-party correspondent lending, without compromising credit quality, as the correspondents selected must use the Company's underwriting guidelines and approved appraisers.

     As part of the Company's asset/liability management strategy, and as a means of enhancing profitability, the Company also invests in securities. More recently, the Company has begun to increase its borrowings as a means of funding asset growth. The average balance of borrowings outstanding for the years ended December 31, 1998, 1997 and 1996 were $217.1 million, $177.8 million and $78.2 million, respectively. To the extent the Company continues to increase its utilization of borrowings, it may incur an increase in the average cost of funds, and a corresponding decrease in its net interest margin.

     The Company is in the process of redesigning its retail delivery system to facilitate the transition from deposit gathering to active sales promotion and tracking. The Company has also invested in a Marketing Customer Information File marketing system to provide better target marketing and enhance product and customer profitability levels. This strategy is intended to enable the Company to reach new and existing customers with products and services which match their profile, and result in more effective use of the Company's marketing resources. The desired results of the revamping of the retail branch network are to attract low-cost deposit accounts, primarily non-interest bearing checking, and also to maintain its current core customers by enhancing existing services to become more efficient.

     The Company has, and will continue to, actively pursue retail expansion in contiguous markets, as evidenced by the acquisition of Pulse and previous branch purchase transactions. The Company has recently opened new branches in Highland Park and East Brunswick, and will also open a branch in Spotswood in the second quarter of 1999. All three of these branches are located in Middlesex County. The Company intends to actively seek additional expansion opportunities in the areas surrounding its current branch locations. The Company, however, currently does not have any pending agreements or understandings regarding acquisitions of any specific financial institutions or branch offices.

     The Company focuses its attention on quality service, but also monitors its operating expenses to maintain its profitability. As products and services are added, the Company develops break-even levels and budgetary constraints to make sure the service or product offered is enhancing returns and meeting growth targets. The Company regularly reviews its retail operations to verify that they maintain lending and retail deposit growth initiatives and retention targets. As a result of this review, the Company sold its Eatontown branch, with deposits of $25.2 million, to a commercial bank in February 1998. The Company determined that this branch had not performed to the Company's targeted retail lending and cost of funds levels.

Market Area and Competition

     The Company has 22 branch offices in central New Jersey, 18 of which are located in Middlesex County, two in Monmouth county, one in Mercer County and one in Union County. The Company's deposit gathering base is concentrated in the communities surrounding its offices. The majority of the Company's loan originations are derived from north and central New Jersey, which is a part of the New York City metropolitan area and which has historically benefited from having a large number of corporate headquarters and a concentration of financial services-related industries. The area also has a well-educated employment base and a large number of industrial, service and high-technology businesses. In the late 1980's and early 1990's, however, due in part to the effects of a prolonged decline in the national and regional economy, layoffs in the financial services industry and corporate relocations, the New York/New Jersey metropolitan area experienced reduced levels of employment. These events, in conjunction with a surplus of available commercial and residential properties, resulted in an overall decline during this period in the underlying values of properties located in New Jersey. However, New Jersey's real estate market has stabilized and appreciated in recent years. Whether such stabilization and appreciation will continue is dependent, in large part, upon the general economic condition of both New Jersey and the United States and other factors beyond the Company's control and, therefore, cannot be estimated.

     The Company faces significant competition both in making loans and in attracting deposits. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks savings and loan associations and credit unions. The Company faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies.

Analysis of Net Interest Income

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances.

                                                                       For the Year Ended December 31,
                                                         -----------------------------------------------------------------------
                                                                        1998                                 1997
                                                         ----------------------------------- -----------------------------------
                                                            Average              Average     Average                 Average
                                                            Balance   Interest  Yield/Cost   Balance   Interest     Yield/Cost
                                                         ----------------------------------- ------------------------------------
                                                                                (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans, net (1).................................        $792,168    $61,431      7.75 %    $679,692    $54,635      8.04 %
     Mortgage-backed securities, net................         205,995     13,774      6.69       407,971     27,607      6.77
     Investment securities..........................         140,953      9,032      6.41       173,335     11,942      6.89
     Investment  and mortgage-backed
       securities available for sale (2)(3).........         554,241     34,936      6.30       236,173     15,057      6.38
        Total interest-earning assets...............       1,693,357    119,173      7.04     1,497,171    109,241      7.30
                                                       ------------------------              ---------------------
   Non-interest earning assets......................          51,271                             55,423
                                                       -------------                         ----------
        Total assets................................      $1,744,628                         $1,552,594
                                                       =============                         ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
       NOW and Money market accounts................        $308,609      9,008      2.92      $281,007      8,315      2.96
       Savings accounts.............................         177,282      4,431      2.50       184,423      4,819      2.61
       Certificate accounts.........................         719,602     39,429      5.48       722,534     39,685      5.49
       Borrowed funds...............................         217,131     12,518      5.77       177,797     10,739      6.04
        Total interest-bearing liabilities..........       1,422,624     65,386      4.60     1,365,761     63,558      4.65
                                                       ------------------------               --------------------
   Non-interest bearing deposits....................          35,297                             26,234
   Other liabilities................................          23,817                             22,996
                                                       -------------                          ---------
        Total liabilities...........................       1,481,738                          1,414,991
                                                       -------------                          ---------
   Stockholders' equity.............................         262,890                            137,603
                                                       -------------                          ---------
        Total liabilities and
          stockholders' equity......................      $1,744,628                         $1,552,594
                                                       =============                         ==========
Net interest income/interest rate spread (4)........                    $53,787      2.44 %                $45,683      2.65 %
                                                                      ===================                ===================
Net interest-earning assets/net interest
   margin (5).......................................        $270,733                 3.18 %     $131,410                3.05 %
                                                       =============           ==========     ==========           =========
Ratio of interest-earning assets
   to interest-bearing liabilities..................            1.19 x                              1.10 x
                                                       =============                          ==========

                                                           For the Year Ended December 31,
                                                          ---------------------------------
                                                                        1996
                                                          ---------------------------------
                                                            Average               Average
                                                            Balance   Interest   Yield/Cost
                                                          ---------------------------------
Assets:
   Interest-earning assets:
     Loans, net (1).................................        $623,524    $50,457      8.09 %
     Mortgage-backed securities, net................         446,448     29,732      6.66
     Investment securities..........................         129,809      8,891      6.85
     Investment  and mortgage-backed
       securities available for sale (2)(3).........         190,721     11,692      6.13
        Total interest-earning assets...............       1,390,502    100,772      7.25
                                                          ---------------------
   Non-interest earning assets......................          46,059
                                                          ----------
        Total assets................................      $1,436,561
                                                          ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
       NOW and Money market accounts................        $268,557      7,977      2.97
       Savings accounts.............................         198,292      5,136      2.59
       Certificate accounts.........................         718,755     38,586      5.37
       Borrowed funds...............................          78,192      4,698      6.01
        Total interest-bearing liabilities..........       1,263,796     56,397      4.46
                                                          ---------------------
   Non-interest bearing deposits....................          23,861
   Other liabilities................................          16,670
                                                          ----------
        Total liabilities...........................       1,304,327
                                                          ----------
   Stockholders' equity.............................         132,234
                                                          ----------
        Total liabilities and
         stockholders' equity.......................      $1,436,561
                                                          ==========
Net interest income/interest rate spread(4).........                    $44,375      2.79 %
                                                                     ====================
Net interest-earning assets/net interest
   margin (5).......................................        $126,706                 3.19 %
                                                           =========            =========
Ratio of interest-earning assets
   to interest-bearing liabilities..................            1.10 x
                                                           =========

(1)  Loans receivable, net includes non-accrual loans.
(2) Average assets available for sale are calculated using the average market value for such assets.
(3)  Includes federal funds sold and FHLB-NY stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changing volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (change in rate multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to the volume and the change due to rate.


                                             Year Ended December 31, 1998       Year Ended December 31, 1997
                                                Compared to Year Ended             Compared to Year Ended
                                                  December 31, 1997                  December 31, 1996
                                          ---------------------------------    ----------------------------
                                            Increase (Decrease)                 Increase (Decrease)
                                                   Due to                             Due to
                                          -----------------------              -------------------
                                             Volume      Rate       Net         Volume     Rate      Net
                                          ---------   ---------- ---------    --------- ---------- --------
                                                                    (In thousands)
   Interest-earning assets:
     Loans receivable, net...............   $8,816    $(2,020)    $6,796       $4,493     $(315)    $4,178
      Mortgage-backed securities, net....  (13,511)      (322)   (13,833)      (2,607)      482     (2,125)
      Investment securities..............   (2,120)      (790)    (2,910)         512       326        838
      Investment and mortgage-backed
         securities and loans available
         for sale........................   20,046       (167)    19,879        5,312       266      5,578
                                          ---------- ----------- ---------    --------- ---------- --------
        Total............................   13,231     (3,299)     9,932        7,758       711      8,469
                                          ---------- ----------- ---------    --------- ---------- --------

   Interest-bearing liabilities:
      Deposits:
        NOW and money market accounts....      806       (113)       693          365       (27)       338
        Passbook and statement savings...     (186)      (202)      (388)        (357)       40       (317)
        Certificates accounts ...........     (177)       (79)      (256)         209       890      1,099
        Borrowed funds ..................    2,279       (500)     1,779        6,018        23      6,041
                                          ---------- ----------- ---------    --------- ---------- --------
        Total............................    2,722       (894)     1,828        6,235       926      7,161
                                          ---------- ----------- ---------    --------- ---------- --------
   Net change in interest income.........  $10,509    $(2,405)    $8,104       $1,523     $(215)    $1,308
                                          ========== =========== =========    ========= ========== ========


Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Compositions. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences and, to a lesser extent, multi-family residences and commercial real estate. At December 31, 1998, the Company's loan portfolio totaled $854.7 million, of which $657.3 million, or 76.9% were one- to four-family residential mortgage loans. At that date, the Company's loan portfolio also included $57.1 million of home equity loans and lines of credit generally secured by second liens on one- to four-family residential properties, $23.3 million of net construction loans, $65.1 million of commercial real estate loans, and $17.6 million of multi-family residential mortgage loans, which represented 6.6%, 2.7%, 7.5% and 2.0%, respectively, of total loans receivable. Of the mortgage loan portfolio outstanding at that date, 48.0% were fixed-rate loans and 52.0% were ARM loans. Other loans held by the Company, which consist of loans on deposit accounts, commercial business, personal, automobile and credit card loans, totaled $43.4 million, or 5.0% of total loans outstanding at December 31, 1998. The Company anticipates growth in commercial real estate loans, both in amount and as a percentage of total loans receivable, in the foreseeable future.

The majority of the loans originated by the Company are held for investment. However, the Company sells 30 year, fixed-rate, conforming loans to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and institutional investors from time to time, and retains servicing rights. All loans are sold without recourse. At December 31, 1998, the Company's servicing portfolio was $87.6 million.

The Company also invests in mortgage-backed securities and other mortgage-backed products such as collateralized mortgage obligations ("CMOs"). At December 31, 1998, mortgage-backed securities, including CMOs, aggregated $661.9 million, or 35.7% of total assets, of which 54.0% were secured by ARM loans. The majority of the Company's mortgage-backed securities are insured or guaranteed by Freddie Mac, the Government National Mortgage Association ("GNMA"), or Fannie Mae ("FNMA"). CMOs totaled $210.0 million, or 31.7% of the Company's total mortgage-backed securities portfolio at December 31, 1998, the majority of which were backed or guaranteed by federal agencies. At December 31, 1998, the Company had no mortgage-backed securities held for investment. All mortgage-backed securities were classified as available for sale at that date. The Company will classify all mortgage-backed security purchases as available for sale through at least April, 2000. The actual maturity of a mortgage-backed security varies, depending on when the underlying mortgages are repaid or prepaid. Prepayments of the underlying mortgages may shorten the life of the investment, thereby affecting its yield to maturity and the related market value of the mortgage-backed security. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages, levels of market interest rates, and general economic conditions.

The following table sets forth the composition of the Company's loan and mortgage-backed securities portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                               At December 31,
                                                    ----------------------------------------------------------------------
                                                            1998                    1997                   1996
                                                    ----------------------  ---------------------- ----------------------
                                                                 Percent                 Percent                Percent
                                                      Amount    of Total      Amount    of Total     Amount     of Total
                                                    ----------- ----------  ----------- ---------- ------------ ---------
                                                                            (Dollars in thousands)
   Mortgage loans(1):
      One-to-four family.........................     $657,284     76.09%     $566,625     78.25%    $493,973      75.67%
      Home equity loans..........................       57,084      6.61        56,533      7.81       52,684       8.07
      Construction (2)...........................       23,349      2.70        17,827      2.46       12,996       1.99
      Commercial real estate.....................       65,069      7.53        54,926      7.58       51,091       7.83
      Multi-family ..............................       17,589      2.04        21,292      2.94       36,066       5.53
      A.I.D. (3) ................................            -         -             -         -            -          -
                                                    ----------- ----------  ----------- ---------- ------------ ---------
        Total mortgage loans.....................      820,375     94.97       717,203     99.04      646,810      99.09
   Other loans...................................       43,405      5.03         6,954      0.96        5,956       0.91
                                                    ----------- ----------  ----------- ---------- ------------ ---------
        Total loans receivable .................       863,780    100.00%      724,157    100.00%     652,766     100.00%
                                                                ==========              ==========              =========
   Less:
   Net deferred loan fees (costs) and
      (premiums) and discounts...................         (422)                   (107)                   524
   Allowance for loan losses.....................        9,505                   8,454                  7,781
                                                    -----------             -----------            ------------
        Total loans receivable, net..............     $854,697                $715,810               $644,461
                                                    ===========             ===========            ============
   Mortgage loans:
      ARM........................................     $426,268     51.96%     $421,642     58.79%    $364,906      56.42%
      Fixed-rate.................................      394,107     48.04       295,561     41.21      281,904      43.58
                                                    ----------- ----------  ----------- ---------- ------------ ---------
        Total mortgage loans.....................     $820,375    100.00%     $717,203    100.00%    $646,810     100.00%
                                                    =========== ==========  =========== ========== ============ =========
   Mortgage-backed securities (4):
      CMOs.......................................     $209,468     32.00%      $90,247     15.95%     $76,493      13.31%
      FHLMC......................................      235,415     35.97       253,029     44.72      287,368      50.02
      GNMA.......................................       71,347     10.90       113,179     20.00      134,877      23.47
      FNMA.......................................      138,286     21.13       109,415     19.33       75,821      13.20
                                                    ----------- ----------  ----------- ---------- ------------ ---------
        Total mortgage-backed securities.........      654,516    100.00%      565,870    100.00%     574,559     100.00%
                                                                ==========              ==========              =========
   Net premiums..................................        3,639                   2,704                  2,433
   Net unrealized gain (loss) on mortgage-
      backed securities available for sale ......        3,726                   1,876                    535
                                                    -----------             -----------            ------------
   Net mortgage-backed securities................     $661,881                $570,450               $577,527
                                                    ===========             ===========            ============
                                                                     At December 31,
                                                    ----------------------------------------------
                                                              1995                   1994
                                                    ----------------------  ----------------------
                                                                  Percent                 Percent
                                                        Amount    of Total     Amount    of Total
                                                    ----------- ----------  ----------- ----------
   Mortgage loans(1):
      One-to-four family.........................     $448,844     74.65%     $421,216     74.36%
      Home equity loans..........................       43,853      7.29        41,638      7.35
      Construction (2)...........................        7,705      1.28         3,177      0.56
      Commercial real estate.....................       52,788      8.78        50,801      8.97
      Multi-family...............................       42,597      7.08        45,065      7.95
      A.I.D. (3).................................          165      0.03           178      0.03
                                                    ----------- ----------  ----------- ----------
        Total mortgage loans.....................      595,952     99.11       562,075     99.22
   Other loans...................................        5,350      0.89         4,447      0.78
                                                    ----------- ----------  ----------- ----------
        Total loans receivable...................      601,302    100.00%      566,522    100.00%
                                                                ==========              ==========
   Less:
   Net deferred loan fees (costs) and
      (premiums) and discounts...................          995                   1,383
   Allowance for loan losses.....................        7,851                   9,114
                                                    -----------             -----------
        Total loans receivable, net..............     $592,456                $556,025
                                                    ===========             ===========
   Mortgage loans:
      ARM........................................     $321,264     53.91%     $286,088     50.90%
      Fixed-rate.................................      274,688     46.09       275,987     49.10
                                                    ----------- ----------  ----------- ----------
        Total mortgage loans.....................     $595,952    100.00%     $562,075    100.00%
                                                    =========== ==========  =========== ==========
   Mortgage-backed securities (4):
      CMOs.......................................     $103,368     18.78%     $120,591     24.61%
      FHLMC......................................      291,141     52.88       231,096     47.17
      GNMA.......................................      123,853     22.50       104,389     21.31
      FNMA.......................................       32,172      5.84        33,878      6.91
                                                    ----------- ----------  ----------- ----------
        Total mortgage-backed securities.........      550,534    100.00%      489,954     100.00%
                                                                ==========              ==========
   Net premiums..................................        1,676                   1,187
   Net unrealized gain (loss) on mortgage-
      backed securities available for sale ......          241                  (1,511)
                                                    -----------             -----------
   Net mortgage-backed securities................     $552,451                $489,630
                                                    ===========             ===========

   ------------------

(1) Includes $287,000, $424,000 and $148,000 in mortgage loans available for sale at December 31, 1996, 1995 and 1994, respectively. No loans were classified as available for sale at December 31, 1998 or 1997.
(2) Net of loans in process of $41.8 million, $27.5 million, $12.3 million, $3.8 million, and $3.9 million at December 31, 1998, 1997, 1996, 1995 and
     1994, respectively.
(3) Agency for International Development. Represented a participation interest in a $15.0 million aggregate loan to the Korea National Housing Corporation, a government-sponsored housing development project.
(4) Includes $661.9 million, $200.5 million, $161.1 million, $89.3 million and $24.4 million in mortgage-backed securities available for sale at fair value at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Company's loan portfolio at December 31, 1998. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.


                                                           At December 31, 1998
                              -------------------------------------------------------------------------------
                                          One Year     Three    Five Years  Ten Years    Twenty
                              One Year    to Three    Years to    to Ten    to Twenty   Years or
                               or Less     Years     Five Years   Years       Years       More       Total
                              ---------- ----------- ---------- ----------- ----------- ---------- -----------
                                                              (In thousands)
Mortgage loans:
  One- to four- family.......  $103,308    $ 98,814    $116,217   $125,936    $160,676    $52,333   $657,284
  Home equity loans..........    17,320       1,428       8,586     12,268      17,405         77     57,084
  Construction (1)...........    23,349           -           -          -           -          -     23,349
  Commercial real estate ....     4,641      18,098       7,595      4,747      21,433      8,555     65,069
  Multi-family...............     2,605       6,973       2,568      3,186       1,598        659     17,589
                              ---------- ----------- ---------------------- ----------- ---------- -----------
    Total mortgage loans.....   151,223     125,313     134,966    146,137     201,112     61,624    820,375
Other loans..................    25,384       4,353       3,206      4,035       6,403         24     43,405
                              ---------- ----------- ---------------------- ----------- ---------- -----------
    Total loans..............  $176,607    $129,666    $138,172   $150,172    $207,515    $61,648    863,780
                              ========== =========== =========== ========== =========== ==========

Net deferred loan costs and unearned premiums ...............................................             422
Allowance for loan losses ...................................................................          (9,505)
                                                                                                   -----------
Loans receivable, net .......................................................................         $854,697
                                                                                                   ===========

-------------------
(1) Net of loans in process of $41.8 million.


The following table sets forth at December 31, 1998 the dollar amount of loans contractually due or repricing after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.


                                           Due or reprice after December 31, 1999
                                       --------------------------------------------
                                            Fixed       Adjustable        Total
                                            -----       ----------        -----
                                                      (In thousands)
Mortgage loans
   One- to four-family .............     $  289,627     $  264,349     $  553,976
   Equity loans ....................         39,692             72         39,764
   Commercial real estate ..........          6,512         53,916         60,428
   Multi-family ....................          7,688          7,296         14,984
Other loans ........................         18,021             --         18,021
                                         ----------------------------------------
Total loans receivable .............        361,540        325,633        687,173
Mortgage-backed securities (1) .....        300,278        158,666        458,944
                                         ----------------------------------------
Total loans receivable and mortgage-
    backed securities ..............     $  661,818     $  484,299     $1,146,117
                                         ========================================

----------------
  (1) Includes $458.9 million in mortgage-backed securities available for sale, at amortized cost.


One- to Four-Family Mortgage Loans. The Company offers fixed- and adjustable-rate first mortgage loans secured by one- to four-family residences in New Jersey. Typically, such residences are single family homes that serve as the primary residence of the owner. Loan originations are generally obtained from existing or past customers, members of the local community, and referrals from attorneys, established builders, and realtors within the Company's market area. In addition, one- to four-family residential mortgage loans are also originated in the

Company's market area through loan originators who are employees of the Company and are compensated on a commission basis. Originated mortgage loans in the Company's portfolio include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

At December 31, 1998, 76.1% of total loans receivable consisted of one- to four-family residential loans. The Company offers ARM loans with initial fixed rate terms of either one, three, five, seven or ten years. After the initial fixed-rate term, the loan then converts into a one-year ARM. The Company's ARM loans may carry an initial interest rate which is less than the fully-indexed rate for the loan. The initial discounted rate is determined by the Company in accordance with market and competitive factors. The majority of the Company's ARM loans adjust by a maximum of 2.00% per year, with a lifetime cap on increases of up to 6.00%. ARM loans are originated for a term of up to 30 years. In the past, the Company offered three year ARM loans that reset every three years at a margin over the three year U.S. Treasury Index. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the Company's cost of funds. The Company's fixed-rate mortgage loans currently are made for terms of 10 through 30 years. In previous years, the Company offered balloon mortgages of five and seven years.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans are qualified at the starting interest rate plus 2.00% or the fully-indexed rate, whichever is lower. The Company does not originate ARM loans which provide for negative amortization. At present, the Company offers Limited Documentation loans that do not require income verification but do require full asset verification.

The Company generally originates one- to four-family residential mortgage loans in amounts up to 95% of the appraised value or selling price of the mortgaged property, whichever is lower. The Company requires private mortgage insurance for all loans originated with loan-to-value ratios exceeding 80%. Generally, the minimum one- to four-family loan amount is $25,000, and the maximum loan amount is $500,000. The Company typically charges an origination fee of up to 3.00% on one- to four-family residential loans.

Home Equity Loans and Lines of Credit. The Company originates home equity loans secured by one- to four-family residences. These loans generally are originated as fixed-rate loans with terms from five to 15 years. Home equity loans are primarily made on owner-occupied, one- to four-family residences and primarily to the Company's first mortgage customers. These loans are generally subject to a 80% loan-to-value limitation, including any other outstanding mortgages or liens where the first mortgage lien is held by the Company, and 75% on all other loans. The Company currently offers home equity loans for qualified borrowers with a loan-to-value ratio of up to 90%. The Company obtains private mortgage insurance for some of these types of loans, depending on the underwriting and first lien position. The Company is currently offering "Helping Hand" home equity loans for low income borrowers, with maximum terms of five years, with loan-to-value ratios of up to 90% and a maximum loan amount of $10,000. Generally, the Company's minimum equity loan is $5,000 and the maximum equity loan is $200,000. As of December 31, 1998, the Company had $39.8 million in fixed-rate home equity loans outstanding.

The Company also offers a variable rate home equity line of credit which extends a credit line based on the applicant's income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment where the first mortgage lien is held by the Company, and 75% on all other loans. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Company presently charges no origination fees for these loans. A borrower is required to make monthly payments of principal and interest, at a minimum of $100.00 plus interest, based upon a 20 year amortization period. Generally, the interest rate charged is the prime rate of interest (as published in The Wall Street Journal) (the "prime rate") plus up to 0.5%. The loans have a 6.0% lifetime cap on the amount the interest rate may increase. During 1997, the Company introduced a credit line product which is based on a 15 year amortization and the interest rate charged is the prime rate of interest. These loans also have a 6.0% lifetime cap. The Company offers a fixed 12 month introductory rate on both home equity line of credit products.

The introductory rate is currently 5.99%. The Company offers an additional credit line product that allows for a loan-to-value ratio of up to 90%. The rates charged on these loans vary between the prime rate plus 1.0% to the prime rate plus 1.5%. The Company, through Pulse, offered an additional credit line product. This product generally featured a 6.99% introductory rate which was fixed for three years. After this period, the rate adjusts to the prime rate. Borrowers are required to make monthly payments of principal and interest, at a minimum of $50.00 plus interest, based upon a 20 year amortization period. The Company's home equity lines of credit outstanding at December 31, 1998 totaled $17.3 million, with additional available credit lines of $37.3 million.

Construction Lending. At December 31, 1998, construction loans totaled $23.3 million, or 2.7%, of the Company's total loans outstanding. Construction loans, in the form of lines of credit, are primarily made to developers known by the Company. Available credit lines totaled $41.8 million at December 31, 1998. The current policy of the Company is to charge interest rates on its construction loans which float at margins of up to 2.0% above the prime rate. The Company's construction loans improve the interest rate sensitivity of its interest-earning assets. The Company's construction loans typically have original principal balances that are larger than its one- to four-family mortgage loans, with the majority of the loans ranging from available lines of credit of $125,000 to $6.0 million. At December 31, 1998, the Company had 25 construction loans, eleven of which had a principal balance outstanding of $1.0 million or more, with the largest loan balance being $3.0 million. At December 31, 1998, all of the Company's construction lending portfolio consisted of loans secured by property located in the State of New Jersey, for the purpose of constructing one- to four-family homes.

The Company will originate construction loans on unimproved land in amounts up to 60% of the lower of the appraised value or the cost of the land. The Company also originates loans for site improvements and construction costs in amounts up to 75% of actual costs or sales price where contracts for sale have been executed. Generally, construction loans are offered for one year terms with up to four six-month options to extend the original term. Typically, additional loan origination fees are charged for each extension granted, although in some cases these fees have been waived. The Company requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, on all construction loans.

Construction lending, by its nature, entails additional risks as compared with one- to four-family mortgage lending, attributable primarily to the fact that funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential mortgage lending. The Company addresses these risks through its underwriting procedures. At December 31, 1998, none of the Company's construction loans were classified as substandard. See "Delinquencies and Classified Assets" for further discussion.

Commercial Real Estate. At December 31, 1998, the Company had 65 loans secured by commercial real estate, totaling $65.1 million, or 7.5%, of the Company's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the mortgaged property. The Company's commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, small industrial facilities, warehouses, storage facilities and other non-residential buildings. The largest commercial real estate loan at December 31, 1998 was a participation loan originated in 1995 on a medical arts building with a balance of $3.7 million at that date. All commercial real estate loans in the Company's portfolio are secured by properties located within New Jersey.

The Company's commercial real estate loans are generally made for terms of up to 15 years. These loans typically are based upon a payout over a period of 10 to 25 years. To originate commercial real estate loans, the Company requires a security interest in personal property, standby assignment of rents and leases and some level of personal guarantees, if possible. The Company has established $20.0 million as its maximum commercial real estate loan amount. The Company's loan to one borrower limit at December 31, 1998, was approximately $33.2 million.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by limiting the number of such loans, lending only to established customers and borrowers otherwise known or recommended to the Company, generally restricting such loans to New Jersey, and obtaining personal guarantees, if possible.

Multi-Family Mortgage Loans. The Company originates multi-family mortgage loans in its primary lending area. As of December 31, 1998, $17.6 million, or 2.0%, of the Company's total loan portfolio consisted of multi-family residential loans. A significant portion of the Company's multi-family loan portfolio is comprised of loans on garden apartments and participations in senior citizen homes with the Thrift Institutions Community Investment Corp ("TICIC"). The largest multi-family loan at December 31, 1998, had an outstanding balance of $1.9 million. The second largest multi-family loan at that date had an outstanding balance of $1.4 million. Large multi-family loans, such as these two loans, are originated on the basis of the Company's underwriting standards for commercial real estate loans. The Company also participates with other savings institutions to provide financing for projects within the state of New Jersey via the TICIC. The Company has four participation loans outstanding with the TICIC at December 31, 1998, totaling $2.2 million, which are secured by four senior citizen complexes.

Other Lending. The Company also offers other loans, primarily business, commercial, personal and automobile loans and loans secured by savings accounts. At December 31, 1998, $43.4 million, or 5.0%, of the loan portfolio consisted of such other loans.

Loan Approval Authority and Underwriting. All loans secured by real estate must have the approval or ratification of the members of the Loan Committee, which consists of at least two directors and at least two officers engaged in the lending area. The Loan Committee meets at least monthly to review and ratify management's approval of loans made within the scope of its authority since the last committee meeting, and to approve mortgage loans made in the excess of $750,000, but not greater than $1.0 million. Real estate loans in excess of $1.0 million require prior Board approval. Prior Board approval is also required for the origination of consumer and business loans in excess of $100,000 for unsecured loans, and $500,000 for secured loans.

One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, except as to loan amount and certain documentation. For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is then requested, income, assets and certain other information are verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which is currently performed by appraisers designated and approved by the Board of Directors. It is the Company's policy to obtain appropriate insurance protections, including title and flood insurance, on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

Loan Servicing. The Company generally retains the servicing rights on loans it has sold. The Company receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. The Company was servicing $87.6 million and $93.7 million of mortgage loans for others at December 31, 1998 and 1997, respectively. The Company received $237,000 and $288,000 in servicing fees for the years ended December 31, 1998 and 1997, respectively.

Loan Purchases and Sales. The Company is a Freddie Mac qualified servicer in good standing, and may sell any of its conforming loans originated, subject to Freddie Mac requirements, and retain the servicing rights. As a part of its asset/liability management, the Company will sell loans, on occasion, in order to reduce or minimize potential interest rate and credit risk. To account for such sales, the Company has established an available for sale category and carries loans available for sale at the lower of cost or market. As of December 31, 1998, the Company did not have any mortgage loans classified as available for sale. Mortgage loans sold totaled $14.5 million and $5.0 million for the years ended December 31, 1998 and 1997, respectively. From time to time, the Company may also purchase mortgage loans in order to maintain stable interest income, if and when management believes it is prudent to do so. The Company purchased $26.8 million and $19.8 million in mortgage loans from third-party correspondents for the years ended December 31, 1998 and 1997, respectively. The Company underwrote the loans and verified documentation prior to purchase and has representations and warranties for a one year period, including repayment of remaining purchased premiums if a loan prepays within the first 12 months.

Delinquencies and Classified Assets

Delinquent Loans. In the late 1980s and early 1990s, the Company experienced an increase in loans delinquent 90 days or more. The increase occurred primarily with single family residential loans, which the Company attributes, in large part, to the decline in economic conditions in the Northeast, the weakness of the New Jersey real estate market and the national recession. Since 1992, delinquent loans have decreased, due to an improving economy and continued stabilization of, and recent appreciation in, the New Jersey real estate market. The aggregate principal balances of one- to four-family loans delinquent 90 days or more had declined to $4.1 million at December 31, 1998, from $5.3 million at December 31, 1997. At December 31, 1998, one- to four-family loans delinquent 90 days or more consisted of 44 loans. There can be no assurances, however, that such declines will continue, or that increases will not occur.

At December 31, 1998, 1997 and 1996, delinquencies in the Company's loan portfolio were as follows:


                                                    1998                                      1997
                                  ----------------------------------------   ----------------------------------------
                                      60-89 Days         90 Days or More         60-89 Days        90 Days or More
                                  -------------------- -------------------   -------------------- -------------------
                                  Number    Principal  Number    Principal   Number    Principal  Number    Principal
                                  of Loans   Balance   of Loans   Balance    of Loans   Balance   of Loans  Balance
                                  --------- ---------- --------- ---------   --------- ---------- --------- ---------
                                                                  (Dollars in thousands)
One- to four-family .........         12      $  924         44     $4,137         31     $2,982        65     $5,291
Home equity loans ...........         --          --          2         35          1         23         5        108
Multi-family loans ..........         --          --         --         --         --         --         1        654
                                  ------      ------     ------     ------     ------     ------    ------     ------
    Total mortgage loans ....         12         924         46      4,172         32      3,005        71      6,053
Other loans .................          3           2          1         93         --         --        --         --
                                  ======      ------     ======     ------     ======     ------    ======     ------
    Total loans .............         15      $  926         47     $4,265         32     $3,005        71     $6,053
                                  ======      ======     ======     ======     ======     ======    ======     ======
Delinquent loans to total
    loans receivable, net (1)                   0.11%                 0.50%                 0.42%                0.85%
                                              ======                ======                ======               ======


                                                    1996
                                  ----------------------------------------
                                      60-89 Days        90 Days or More
                                  -------------------  -------------------
                                  Number    Principal  Number    Principal
                                  of Loans  Balance     Loans    Balance
                                  --------- ---------- --------- ---------
One- to four-family .........          37     $3,138         74     $5,887
Home equity loans ...........           4        143          3        102
Multi-family loans ..........          --         --          1        654
                                   ------     ------     ------     ------
    Total mortgage loans ....          41      3,281         78      6,643
Other loans .................          --         --          2          4
                                   ======     ------     ======     ------
    Total loans .............          41     $3,281         80     $6,647
                                   ======     ======     ======     ======
Delinquent loans to total
    loans receivable, net (1)                   0.51%                1.03%
                                              ======                ======

----------------
    (1) Total loans receivable, net includes loans available for sale.

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more, and REO. At December 31, 1998, REO totaled $1.5 million and consisted of 13 properties. It is the policy of the Company to cease accruing interest on loans 90 days or more past due with loan-to-value ratios in excess of 55% and to charge off all accrued interest. For the year ended December 31, 1998, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $311,000.


                                                                At December 31,
                                       -------------------------------------------------------------
                                           1998         1997         1996         1995         1994
                                       ------------ ------------ ------------- ------------ --------
                                                            (Dollars in thousands)
Non-accrual mortgage loans .........     $ 2,647      $ 4,457      $ 5,715      $ 7,302      $ 9,627
Non-accrual other loans ............          93           --            4          464          624
                                         -------      -------      -------      -------      -------
      Total non-accrual loans ......       2,740        4,457        5,719        7,766       10,251
Loans 90 days or more delinquent
   and still accruing ..............       1,525        1,596          928        1,555        1,339
                                         -------      -------      -------      -------      -------
       Total non-performing loans ..       4,265        6,053        6,647        9,321       11,590
Restructured loans .................          --        2,103        2,135        4,167        4,200
     Total real estate owned, net of
        related allowance for loss..       1,453        1,516        3,750        5,759        4,914
                                         -------      -------      -------      -------      -------

Total non-performing assets ........     $ 5,718      $ 9,672      $12,532      $19,247      $20,704
                                         =======      =======      =======      =======      =======

Non-performing loans to total loans
        receivable, net ............        0.50%        0.85%        1.03%        1.57%        2.08%
Total non-performing assets to total
        assets .....................        0.31%        0.61%        0.84%        1.38%        1.66%

Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. Pursuant to the Company's internal guidelines, all loans 90 days past due are classified substandard, doubtful, or loss.

The following table sets forth the aggregate amount of the Company's special mention and classified assets at the dates indicated.

                                                  At December 31,
                                       ----------------------------------
                                           1998        1997        1996
                                       ----------  ----------  ----------
                                                  (In thousands)
       Special mention .............     $    --     $   698     $   659

       Classified Assets:
       Substandard assets ..........       6,820      10,814      15,582
       Doubtful assets .............           6          41         167
                                         -------     -------     -------
           Total special mention and
              classified assets ....     $ 6,826     $11,553     $16,408
                                         =======     =======     =======

As of December 31, 1998, the Company's largest special mention or classified asset had a balance of $2.1 million.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in its loan portfolio, review of individual loans for adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and consideration of current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and valuation of real estate owned. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The Company provided $1.5 million and $1.2 million in provision for loan losses for the years ended December 31, 1998 and 1997, respectively. The increase in the provision for loan losses was the result of management's asset classification review and continued growth in loans receivable. The Company believes that the allowance for loan losses is adequate. At December 31, 1998, the total allowance was $9.5 million, which amounted to 1.1% of loans receivable, net and 166.2% of non-performing assets. The Company will continue to monitor the level of its allowance for loan losses in order to maintain it at a level which management considers adequate to provide for probable loan losses.

The following table sets forth activity in the Company's allowance for loan losses for the periods indicated.


                                                       For the Years Ended December 31,
                                     ---------------------------------------------------------------------
                                         1998           1997          1996          1995          1994
                                     -------------  ------------  ------------  ------------  ------------
                                                                (In thousands)
Balance at beginning of period ....     $  8,454      $  7,781      $  7,851      $  9,114      $ 10,386
Provision for loan losses .........        1,469         1,200           550           310         2,950
Charge-offs .......................         (596)         (527)         (730)       (1,809)       (4,258)
Recoveries ........................           28            --           110           236            36
Allowance activity of Pulse
   during conforming period, net ..          150            --            --            --            --
                                        --------      --------      --------      --------      --------
Balance at end of period ..........     $  9,505      $  8,454      $  7,781      $  7,851      $  9,114
                                       =========      ========      ========      ========      ========

The following tables set forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                             At December 31,
                               -------------------------------------------------------------------------
                                              1998                                      1997
                               -------------------------------------  ----------------------------------
                                                          Percent of                          Percent of
                                           Percent of      Loans in              Percent of    Loans in
                                          Allowance to       Each               Allowance to     Each
                                              Total      Category to                Total    Category to
                               Amount       Allowance    Total Loans   Amount     Allowance  Total Loans
                               ---------- -------------- -----------  -------   ------------ -----------
                                                         (Dollars in thousands)
One- to four-family ......     $4,027         42.37%         76.09%    $3,867       45.75%      78.25%
Home equity loans ........        393          4.13           6.61        458        5.42        7.81
Construction .............      1,223         12.87           2.70        894       10.57        2.46
Commercial real estate ...      1,963         20.65           7.53      1,877       22.20        7.58
Multi-family .............        522          5.49           2.04        777        9.19        2.94
                               ------        ------         ------     ------      ------      ------
  Total mortgage loans ...      8,128         85.51          94.97      7,873       93.13       99.04
Other ....................      1,183         12.45           5.03        258        3.05        0.96
Unallocated ..............        194          2.04             --        323        3.82          --
                               ------        ------         ------     ------      ------      ------
  Total allowance for loan
    losses ...............     $9,505        100.00%        100.00%    $8,454      100.00%     100.00%
                               ======        ======         ======     ======      ======      ======


                                                                             At December 31,
                                    -----------------------------------------------------------------------------------------
                                               1996                         1995                            1994
                                    -------------------------- ------------------------------- ------------------------------
                                                      Percent                        Percent                        Percent
                                                      of Loans                       of Loans             Percent   of Loans
                                          Percent of  in Each            Percent of  in Each                of      in Each
                                           Allowance  Category           Allowance   Category            Allowance  Category
                                           to Total   to Total           to Total    to Total            to Total   to Total
                                  Amount   Allowance   Loans    Amount   Allowance    Loans     Amount   Allowance    Loans
                                 -------- ----------- -------- -------- ----------- ---------- -------- ----------- ---------
                                                                         (Dollars in thousands)
One- to four-family ...........   $4,035     51.85%    75.67%   $4,067     51.81%     74.65%     $5,092     55.87%     74.36%
Home equity loans .............      437      5.62      8.07       348      4.43       7.29         301      3.30       7.35
Construction ..................      577      7.42      1.99       301      3.83       1.28         181      1.99       0.56
Commercial real estate.........    1,714     22.03      7.83     1,766     22.49       8.78       1,666     18.28       8.97
Multi-family ..................      787     10.11      5.53       883     11.25       7.08       1,174     12.88       7.95
A.I.D .........................       --        --        --        --        --       0.03          --        --       0.03
                                  ------    ------    ------    ------    ------     ------      ------    ------     ------
    Total mortgage Loans ......    7,550     97.03     99.09     7,365     93.81      99.11       8,414     92.32      99.22
Other .........................      187      2.40      0.91       196      2.50       0.89         222      2.44       0.78
Unallocated ...................       44      0.57        --       290      3.69         --         478      5.24         --
                                  ------    ------    ------    ------    ------     ------      ------    ------     ------
  Total allowance for
     loan losses ..............   $7,781    100.00%   100.00%   $7,851    100.00%    100.00%     $9,114    100.00%    100.00%
                                  ======    ======    ======    ======    ======     ======      ======    ======     ======

Mortgage-backed Securities

Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interest in the form of securities, to investors such as the Company. Such intermediaries may be private issuers, or agencies of the U.S. Government, including Freddie Mac, FNMA and GNMA, that guarantee the payment of principal and interest to investors.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specified range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (e.g., fixed-rate or adjustable-rate) as well as prepayment, default and other risks associated with the underlying mortgages (see "Lending Activities") are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgage(s).

The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or discount related to the mortgage-backed security. Premiums and discounts are amortized over the anticipated life of the loans. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield calculation of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Authority ("FHA") or Veterans Administration ("VA") loans generally have a longer life than conventional non-assumable loans underlying Freddie Mac and FNMA mortgages-backed securities. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates whereby prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities, both convertible and non-convertible. The interest rate environment during 1998 was a primary factor in high level of prepayments experienced in 1998.

The Company has significant investments in mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 1998, mortgage-backed securities, net, totaled $661.9 million, or 35.7% of total assets. All such securities were classified as available for sale and carried at market value. The Company invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by Freddie Mac, GNMA and FNMA. At such date, the mortgage-backed securities portfolio had a weighted average interest rate of 6.58%. Fixed coupon rates ranged from 7.50% to 9.00% for GNMA, 6.00% to 9.00% for Freddie Mac, 6.00% to 9.50% for FNMA fixed-rate securities and 5.50% to 7.50% for fixed-rate CMOs. Variable rate coupon ranges were as follows: 6.88% to 7.38% for GNMA ARM mortgage-backed securities; 5.93% to 7.75% for Freddie Mac ARM mortgage-backed securities; 5.85% to 7.63% for FNMA ARM mortgage-backed securities; and 4.47% to 6.76% for adjustable rate CMOs.

Included in the total mortgage-backed securities portfolio are CMOs which had a market value of $210.0 million at December 31, 1998. The Company generally purchases short-term, straight sequential or planned amortization class ("PAC") CMOs. CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flow from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The CMOs and other mortgage-backed securities in which the Company invests may have a multi-class structure ("Multi-Class Mortgage Securities"). Multi-Class Mortgage Securities issued by private issuers may be collateralized by pass-through securities guaranteed by GNMA or issued by FNMA or Freddie Mac, or they may be collateralized by whole loans or pass-through mortgage-backed securities of private issuers. Each class has a specified maturity or final distribution date. In one structure, payments of principal, including any principal prepayments, on the collateral are applied to the classes in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class until all classes having an earlier stated maturity or final distribution date have been paid in full. In other structures, certain classes may pay concurrently, or one or more classes may have a priority with respect to payments on the underlying collateral up to a specified amount. The Company's funds have not and will not be invested in any class with residual characteristics. The weighted average life of CMOs at December 31, 1998, was
3.11 years. The stated weighted average contractual maturity of the Company's CMOs, at December 31, 1998, was 22.8 years.

The Company only purchases CMOs and mortgage-backed securities that are rated "AA" or higher at the time of purchase. Prior to purchasing CMOs, each security is tested for Federal Financial Institutions Examination Council ("FFIEC") qualification. FFIEC qualification is no longer a regulatory requirement, however, the Company continues to adhere to these requirements as part of its investment policy. A large percentage of the fixed-rate CMOs purchased have projected average durations of three years or less using current market prepayment assumptions prevalent at the time of purchase and projected average durations that do not exceed nine years in the event of a 300 basis point increase in market rates of interest. The Company receives a detailed analysis from the broker/dealer or from the Bloomberg System on each security.

Management believes that the Company is currently in full compliance with OTS guidelines governing securities, including Thrift Bulletin ("TB") 52, which became effective February 10, 1992. Among other things, TB 52 sets forth certain guidelines with respect to depository institutions' investments in certain "high-risk mortgage securities" that are not suitable investments. "High-risk mortgage securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of the following three tests: (i) the expected remaining weighted average life (i.e., the expected time until repayment of principal on a mortgage-backed security) of the security exceeds 10 years; (ii) the expected remaining weighted average life of the security extends by more than four years in the event of an immediate and sustained parallel shift in the yield curve of plus 300 basis points; (iii) the expected remaining weighted average life of the security shortens by more than six years in the event of an immediate and sustained parallel shift in the yield curve of negative 300 basis points; or (iv) the estimated change in the price of the security is more than 17% in the event of an immediate and sustained paralleled shift in the yield curve of plus or minus 300 basis points. Additionally, floating-rate tranches that are tied to a conventional widely-used index are subject to reflecting the impact on lifetime caps and floors. High-risk mortgage securities may be purchased only in limited circumstances, and if held in portfolio, must be reported as either trading securities or as available for sale securities. As of December 31, 1998, the Company had no securities that qualified as "high risk" mortgage securities under TB 52, subsequent to their acquisition.

The amortized cost and market value of mortgage-backed securities held to maturity at December 31, 1998 and 1997, by contractual maturity are shown below. Expected maturities will differ from contractual maturities due to borrowers having the right to call or prepay obligations, with or without penalties.


                                                                                    1998                         1997
                                                                          --------------------------   -------------------------
                                                                            Amortized      Market        Amortized     Market
                                                                              Cost          Value          Cost         Value
                                                                          ------------  ------------   ------------  -----------
                                                                                               (In thousands)
Mortgage-backed securities held to maturity due in:
      Less than one year ...............................................    $     --      $     --       $  9,909      $  9,989
      One year through five years ......................................          --            --         21,742        21,725
      Five years through ten years .....................................          --            --         34,204        34,585
      Greater than ten years ...........................................          --            --        304,065       308,030
                                                                            --------      --------       --------      --------
                                                                            $     --      $     --       $369,920      $374,329
                                                                            ========      ========       ========      ========

Mortgage-backed securities available for sale due in:
      Less than one year ...............................................    $  9,376      $  9,482       $     --      $     --
      One year through five years ......................................      14,299        14,453          1,377         1,362
      Five years through ten years .....................................      55,889        56,468         27,560        27,793
      Greater than ten years ...........................................     578,591       581,478        169,717       171,375
                                                                            --------      --------       --------      --------
                                                                            $658,155      $661,881       $198,654      $200,530
                                                                            ========      ========       ========      ========

Investment Activities

The Investment Policy of the Company, which is established by the Board of Directors and reviewed by the Investment Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. The Policy currently provides for held to maturity, available for sale and trading portfolios, although all securities are currently classified as available for sale and all purchases through April, 2000, at least, will be classified as such.

New Jersey state-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, state-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities.

Investments Available for Sale. The Company maintains a portfolio of investments available for sale to minimize interest rate and market value risk. These investments, designated as available for sale at purchase, are marked to market in accordance with Statement of Financial Accounting Standard No. 115. The Company's Investment Policy designates what type of securities may be contained in the available for sale portfolio. This portfolio of available for sale investments is reviewed and priced at least monthly. As of December 31, 1998, the market value of investment securities available for sale was $242.2 million, with an amortized cost basis of $242.0 million, and was composed of U.S. Treasury and agencies securities, state and political obligations, corporate debt obligations and equity securities. The available for sale portfolio, excluding equity securities, had a weighted average contractual maturity of 7.8 years. A substantial portion of the investment portfolio is comprised of callable agency notes, which have a variety of call options available to the issuer at predetermined dates. The investment portfolio's yield is enhanced by the addition of callable agency notes, due to the issuer's flexibility in repricing their funding source, while creating reinvestment risk to the Company. At December 31, 1998, $171.8 million, or 70.9% of the total investment portfolio was callable.

Investment Portfolio. The following table sets forth certain information regarding the carrying and market values of the Company's investment portfolio at the dates indicated, in thousands:


                                                                        At December 31,
                                            ------------------------------------------------------------------------
                                                     1998                    1997                     1996
                                            ----------------------- -----------------------  -----------------------
                                            Amortized     Market    Amortized     Market     Amortized     Market
                                              Cost        Value        Cost        Value        Cost       Value
                                            ----------  ----------- -----------  ----------  ----------- -----------
Investment securities held to maturity:
  U.S. Government and agency
      obligations .....................     $     --      $     --    $124,920     $124,847    $143,904     $141,550
  State and political obligations......           --            --       2,663        2,690         600          622
                                            --------      --------    --------     --------    --------     --------
      Total investment securities
        held to maturity ..............     $     --      $     --    $127,583     $127,537    $144,504     $142,172
                                            ========      ========    ========     ========    ========     ========

Investment securities available for sale:
  U.S. Government and agency
      obligations .....................     $197,635      $198,531    $ 72,798     $ 72,934    $ 52,778     $ 51,891
  State and political obligations......        6,900         6,972          --           --          --           --
  Corporate obligations ...............       13,414        13,275       4,698        4,685       2,000        1,995
  Equity securities ...................       24,071        23,419         800          824          --           --
                                            --------      --------    --------     --------    --------     --------
      Total investment securities
        available for sale ............     $242,020      $242,197    $ 78,296     $ 78,443    $ 54,778     $ 53,886
                                            ========      ========    ========     ========    ========     ========

Other income-earning investments:
  Federal Funds sold ..................     $ 14,800      $ 14,800    $ 17,975     $ 17,975    $  2,350     $  2,350
  FHLB-NY stock .......................       12,852        12,852      10,820       10,820       9,971        9,971
                                            --------      --------    --------     --------    --------     --------
      Total other income-earning
        investments ...................       27,652      $ 27,652    $ 28,795     $ 28,795    $ 12,321     $ 12,321
                                            ========      ========    ========     ========    ========     ========

The table below sets forth certain information regarding the contractual maturities, amortized costs, market values, and weighted average yields for the Company's investment portfolio at December 31, 1998. Investments in equity securities, which have no contractual maturities, are excluded from this table.


                                                                            At December 31, 1998
                                         ---------------------------------------------------------------------------------------
                                                                    More than One        More than Five        More than Ten
                                            One Year or Less     Year to Five Years    Years to Ten Years          Years
                                          --------------------  --------------------  --------------------   -------------------
                                                      Weighted              Weighted              Weighted              Weighted
                                          Amortized   Average   Amortized   Average   Amortized   Average   Amortized   Average
                                             Cost      Yield       Cost      Yield       Cost      Yield      Cost       Yield
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                        (Dollars in thousands)
Investment securities available for sale:
  U.S. Government and agency
     obligations ........................  $  5,000     5.41%    $66,969      6.07%    $105,160     6.69%     $ 20,506     7.06%
  State and political obligations .......        90     6.04       4,084      5.29          767     6.20         1,959     6.52
  Corporate obligations .................        --       --       2,000      5.63           --       --        11,414     6.90
                                           --------     ----     -------      ----     --------     ----      --------     ----
   Total investment securities
     available for sale .................  $  5,090     5.42%    $73,053      6.02%    $105,927     6.68%     $ 33,879     6.98%
                                           ========     ====     =======      ====     ========     ====      ========     ====

Other income-earning investments:

  Federal funds sold ....................  $ 14,800     4.00%    $    --        --%    $     --       --%     $     --       --%
  FHLB-NY stock (1) .....................    12,852     7.00          --        --           --       --            --       --
                                           --------     ----     -------      ----     --------     ----      --------     ----
   Total other income-earning
     investments ........................  $ 27,652     5.39%    $    --        --%    $     --        -%     $     --       --%
                                           ========     ====     =======      ====     ========     ====      ========     ====


                                                      At December 31, 1998
                                          ------------------------------------------

                                                           Total
                                          --------------------  --------------------
                                           Average                          Weighted
                                           Life in    Amortized   Market    Average
                                            Years        Cost     Value      Yield
                                          ---------  ---------  ---------  ---------
                                                     (Dollars in thousands)
Investment securities available for sale:
   U.S. Government and agency
     obligations ........................      6.98   $197,635   $198,531     6.46%
   State and political obligations ......      7.21      6,900      6,972     5.79
   Corporate obligations ................     24.90     13,414     13,275     6.71
                                           --------   --------   --------     ----
   Total investment securities
     available for sale .................      7.82   $217,949   $218,778     6.47%
                                           ========   ========   ========     ====


Other income-earning investments:
   Federal funds sold ...................        --   $ 14,800   $ 14,800     4.00%
   FHLB-NY stock (1) ....................        --     12,852     12,852     7.00
                                           --------   --------   --------     ----
   Total other income-earning
     investments ........................        --   $ 27,652   $ 27,652     5.39%
                                           ========   ========   ========     ====

-----------------------------------------

(1) FHLB-NY stock does not have a stated maturity.

Sources of Funds

General. The Company's primary source of funds are deposits; proceeds from principal and interest payments on loans and mortgage-backed securities; sales of loans, mortgage-backed securities and investments available for sale; maturities of investment securities and short-term investments; and, to an increasing extent, advances from the FHLB-NY, reverse repurchase agreements and other borrowed funds.

Deposits. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of fixed-term certificates, passbook savings, money market, Individual Retirement Accounts ("IRAs") and Negotiable Order of Withdrawal ("NOW") accounts. The flow of deposits is significantly influenced by general economic conditions, changes in money market and prevailing interest rates and competition. The Company's deposits are typically obtained from the areas in which its offices are located. The Company relies primarily on customer service and long-standing relationships to attract and retain these deposits. At December 31, 1998, $140.5 million of the Company's deposit balance consisted of IRAs. Also at that date, $117.4 million, or 9.3%, of the Company's deposit balance consisted of deposit accounts with a balance greater than $100,000. The Company does not currently accept brokered deposits.

The Company seeks to maintain a high level of stable core deposits by providing convenient and high quality service through its extended branch network. To further this objective, the Company acquired six branch offices in 1991 for a deposit premium of $509,000. As of December 31, 1998, the Company continued to operate four of the offices, and transferred the deposits of the other two offices into existing First Savings branches. In February 1998, the Company sold its Eatontown branch, with deposits of $25.2 million, to another financial institution. The Eatontown branch was one of the six branches acquired in 1991. The Company acquired two additional branches in 1995 with deposits of approximately $112.8 million for a premium of $12.6 million. The Company's strategy was to strengthen its market share within Middlesex County, and to provide better service to the communities within which these branches reside. For the year ended December 31, 1998, excluding the effects of the sale of the Eatontown branch, deposits increased $66.0 million, or 5.4%.

At December 31, 1998, the Company had $117.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                  Amount
                                                           --------------------
                                                              (In thousands)
     Maturity period
     ---------------

     Three months or less .................................      $ 73,108
     Over 3 through 6 months ..............................        16,219
     Over 6 through 12 months .............................        13,335
     Over 12 months .......................................        14,707
                                                                 --------
            Total .........................................      $117,369
                                                                 ========

The following table sets forth the distribution of the Company's average accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented, dollars in thousands.


                                                            For the Year Ended December 31,
                                     ------------------------------------------------------------------------------
                                               1998                      1997                        1996
                                     -----------------------   -------------------------   ------------------------
                                       Average      Average      Average       Average       Average      Average
                                       Balance       Rate        Balance        Rate         Balance        Rate
                                     -----------  ----------   ------------  -----------   ------------ -----------
Non-interest bearing deposits ..     $   35,297          -%     $   26,234           -%     $   23,861          -%
NOW and Money market accounts ..        308,609       2.92         281,007        2.96         268,557       2.97
Savings accounts ...............        177,282       2.50         184,423        2.61         198,292       2.59
                                     ----------     ------      ----------      ------      ----------     ------
   Sub-total ...................        521,188       2.58         491,664        2.67         490,710       2.67
Certificate accounts ...........        719,602       5.48         722,534        5.49         718,755       5.37
                                     ----------     ------      ----------      ------      ----------     ------
   Total average deposits ......     $1,240,790       4.26%     $1,214,198        4.35%     $1,209,465       4.27%
                                     ==========     ======      ==========      ======      ==========     ======

Borrowings

The Company's policy has been to utilize borrowings as an alternate and/or less costly source of funds. The Company obtains advances from the FHLB-NY, which are collateralized by the capital stock of the FHLB-NY held by the Company, and certain mortgage loan and mortgage-backed securities of the Company. The Company also borrows funds via reverse repurchase agreements with the FHLB-NY and primary broker/dealers. Advances from the FHLB-NY are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, for purposes other than withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY and the OTS. The maximum amount of FHLB-NY advances permitted to a member institution generally is reduced by borrowings from any other source. At December 31, 1998, the Company's FHLB-NY advances totaled $38.0 million, representing 2.4% of total liabilities.

During 1998, the Company continued to borrow funds from the FHLB-NY and primary broker/dealers. The borrowings are collateralized by designated mortgage-backed and investment securities. The total of these borrowings at December 31, 1998 was $226.7 million, representing 14.6% of total liabilities.

The Company also has an available overnight line-of-credit with the FHLB-NY for a maximum of $50.0 million. The Company may continue to increase borrowings in the future to fund asset growth. To the extent it does so, the Company may experience an increase in its cost of funds.

The following table sets forth certain information regarding the Company's borrowed funds on the dates indicated:


                                                                 At or For the Years Ended December 31,
                                                             ---------------------------------------------
                                                                  1998            1997            1996
                                                             -------------    ------------    ------------
                                                                        (Dollars in thousands)
FHLB-NY advances:
   Average balance outstanding ..........................       $ 24,072        $ 33,308         $ 21,846
   Maximum amount outstanding at any month-end
        during the period ...............................         50,800          40,000           30,000
   Balance outstanding at end of period .................         38,000          23,000           30,000
   Weighted average interest rate during the period .....           5.80%           6.20%            6.13%
   Weighted average interest rate at end of period ......           5.61%           6.28%            6.06%

Other borrowings
   Average balance outstanding ..........................       $193,059        $144,489         $ 56,346
   Maximum amount outstanding at any month-end
        during the period ...............................        236,175         174,669          122,544
   Balance outstanding at end of period .................        226,675         163,665          122,915
   Weighted average interest rate during the period .....           5.76%           5.97%            5.94%
   Weighted average interest rate at end of period ......           5.51%           5.92%            5.89%

Total borrowings:
   Average balance outstanding ..........................       $217,131        $177,797         $ 78,192
   Maximum amount outstanding at any month-end
        during the period ...............................        319,975         200,240          153,190
   Balance outstanding at end of period .................        264,675         186,665          152,915
   Weighted average interest rate during the period .....           5.77%           6.04%            6.01%
   Weighted average interest rate at end of period ......           5.52%           5.97%            5.93%

Subsidiary Activities

FSB Financial Corp. FSB Financial Corp. is a wholly owned subsidiary of the Bank and provides a line of fixed and variable rate annuity products, along with mutual funds and term life insurance. For the year ended December 31, 1998, FSB Financial Corp. had net income of $189,000.

1000 Woodbridge Center Drive, Inc. 1000 Woodbridge Center Drive, Inc. is a wholly owned subsidiary of the Bank. 1000 Woodbridge Center Drive, Inc. is a real estate investment trust and the majority of the Bank's mortgage loan portfolio is held by this subsidiary. 1000 Woodbridge Center Drive, Inc. had net income of $17.7 million for the year ended December 31, 1998.

Pulse Investment, Inc. Pulse Investment, Inc. is a wholly-owned subsidiary of the Company. This subsidiary was inactive in 1998.

Pulse Insurance Services, Inc. Pulse Insurance Services, Inc. is a wholly-owned subsidiary of the Company. This subsidiary was inactive in 1998.

Pulse Real Estate, Inc. Pulse Real Estate, Inc. is a wholly-owned subsidiary of the Company. This subsidiary was inactive in 1998.

Personnel

As of December 31, 1998, the Company had 264 full-time employees and 38 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.


                           FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a consolidated basis. The Company and the Bank will report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company or the Bank. The Bank was last audited by the IRS in 1984 and the Company and the Bank have not been audited by the New Jersey Division of Taxation ("DOT") in the past five years.

Bad Debt Reserve. In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). As of December 31, 1998, the Bank has a base year reserve subject to recapture equal to $12.7 million. The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. Retained earnings at December 31, 1998 and 1997, includes approximately $18.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in Federal tax law. At December 31, 1998 and 1997, the Company had an unrecognized tax liability of $6.5 million with respect to this reserve. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Company currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Company does not expect to be subject to the AMTI.

Dividends Received Deduction and Other Matters. The Company may exclude from income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations, except that if the Company or the Bank own more than 20% but less than 80% of the stock of the corporation distributing the dividend, in which case 80% of any dividends received may be deducted.

State and Local Taxation

State of New Jersey. The Bank files a New Jersey income tax return. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 3% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including the addition of net interest income on state and municipal obligations). The Bank is not currently under audit with respect to its New Jersey income tax returns.

The Company is required to file a New Jersey income tax return because it is doing business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. For this purpose, "taxable income" generally means Federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations). The Company is not currently under audit with respect to its New Jersey income tax returns.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with, and pay an annual franchise tax to, the State of Delaware.

                           REGULATION AND SUPERVISION

General

         The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

         The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Bank met each of its capital requirements.

         The following table presents the Bank's capital position at December 31, 1998.


(Dollars in thousands)
                        Actual       Required        Excess     Actual    Required
                        Amount        Amount         Amount     Percent    Percent
                     ----------- --------------- ------------ ---------- -----------
Tangible               $221,184       $27,298       $193,886    12.15%       1.50%
Core (Leverage)         221,184        54,597        166,587    12.15        3.00
Risk-based              229,901        55,738        174,163    33.00        8.00

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance of Deposit Accounts. Deposits of the Bank are presently insured by SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF" -- the deposit insurance fund that covers most commercial bank deposits) members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds are merged.

         The Bank's assessment rating for the year ended December 31, 1998 required no payments for SAIF assessments. The Bank was subject to the 6.10 basis point payment toward the FICO bonds. These payments totaled $759,000 in 1998. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

         Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Thrift Rechartering Legislation. Legislation enacted in 1996 provided that BIF and SAIF would merge by January 1, 1999, if there were no savings associations in existence on that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, the Bank's limit on loans to one borrower was $33.2 million. At December 31, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower was $9.6 million.

         QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1998, the Bank maintained 75.3% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1998, the Bank was classified as a Tier 1 Bank.

         The OTS has adopted new capital distribution regulations which will become effective on April 1, 1999. Under the new regulations, an application to and the prior approval of the Office of Thrift supervision will be required before an institution makes a capital distribution if (1) the institution does not meet certain criteria for "expedited treatment" for applications under the regulations, (2) the total capital distributions by the institution for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (3) the institution would be undercapitalized following the distribution or (4) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution may still need to give advance notice to the OTS of the capital distribution.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the year ended December 31, 1998 was 40.23%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1998 totaled $219,000.

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

         Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and

Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement was $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

New Jersey Law

         The Commissioner regulates, among other things, the Bank's internal business procedures as well as its deposits, lending and investment activities. The Commissioner must approve changes to the Bank's Certificate of Incorporation, establishment or relocation of branch offices, mergers and the issuance of additional stock. In addition, the Commissioner conducts periodic examinations of First Savings. Certain of the areas regulated by the Commissioner are not subject to similar regulation by the FDIC.

         Recent federal and state legislative developments have reduced distinctions between commercial banks and SAIF-insured savings institutions in New Jersey with respect to lending and investment authority, as well as interest rate limitations. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, New Jersey legislation and regulations ("parity legislation") have given New Jersey chartered savings institutions, such as the Bank, the powers of federally chartered savings institutions.

         New Jersey law provides that, upon satisfaction of certain triggering conditions, as determined by the Commissioner, insured institutions or savings and loan holding companies located in a state which has reciprocal legislation in effect on substantially the same terms and conditions as stated under New Jersey law may acquire, or be acquired by New Jersey insured institutions or holding companies on either a regional or national basis. New Jersey law explicitly prohibits interstate branching.


Item 2.  Properties
-------------------

The Company conducts its business through its main office and 22 full service branch offices, all located in central New Jersey. The following table sets forth certain information concerning the main office and each branch office of the Company at December 31, 1998. The aggregate net book value of the Company's premises and equipment was $16.5 million at December 31, 1998.



   Location                               Date Leased or Acquired           Leased or Owned
   ---------------                        -------------------------    --------------------------
   Main Office:
   339 State Street                                 4/29                         Owned
   Perth Amboy, NJ 08861(1)

   Corporate Headquarters:                          5/94                         Owned
   1000 Woodbridge Center Drive
   Woodbridge, NJ 07095

   Branch Offices:
   213 Summerhill Road                              8/97                        Leased
   East Brunswick, NJ 08816

   158 Wyckoff Road                                 7/93                        Leased
   Eatontown, NJ 07724 (2)

   980 Amboy Avenue                                 6/74                         Owned
   Edison, NJ 08837

   2100 Oak Tree Road                               4/84                         Owned
   Edison, NJ 08820

   206 South Avenue                                 9/91                         Owned
   Fanwood, NJ 07023

   Lafayette Road & Ford Avenue                     4/84                        Leased
   Fords, NJ 08863

   Rt. 35 & Bethany Road                            1/91                        Leased
   Hazlet, NJ 07730

   301-303 Raritan Avenue                           5/98                         Owned
   Highland Park, NJ 08904

   101 New Brunswick Avenue                         6/76                        Leased
   Hopelawn, NJ 08861

   1220 Green Street                               11/84                         Owned
   Iselin, NJ  08830

   1225 Brunswick Avenue                            5/92                         Owned
   Lawrenceville, NJ 08648 (2)

   599 Middlesex Avenue                             1/95                        Leased
   Metuchen, NJ  08840 (2)

   1580 Rt. 35 South                                4/95                        Leased
   Middletown, NJ 07748

   97 North Main Street                             1/95                         Owned
   Milltown, NJ 08850 (2)

   Prospect Plains and Applegarth Roads             7/76                         Owned
   Monroe Township, NJ 08512

   Rt. 9 & Ticetown Road                            6/79                        Leased
   Old Bridge, NJ  08857

   100 Stelton Road                                 9/91                        Leased
   Piscataway, NJ  08854

   Washington Avenue & Davis Lane                   7/71                         Owned
   South Amboy, NJ 08879

   6 Jackson Street                                 8/65                         Owned
   South River, NJ 08882


      Location                            Date Leased or Acquired         Leased or Owned
   ---------------                       -------------------------    --------------------------
   371 Spotswood Englishtown Road                   5/98                         Owned
   Spotswood, NJ 08884

   325 Amboy Avenue                                 1/70                         Owned
   Woodbridge, NJ  07095

   Rt. 1 & St. Georges Avenue                       6/80                        Leased
   Woodbridge, NJ  07095

(1)  Includes an adjacent administrative building.
(2)  Acquired/leased in conjunction with the purchase of deposits.


Item 3.  Legal Proceedings

         The Company is involved in various legal actions arising in the normal course of its business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company's results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

          A special meeting of stockholders was held on December 16, 1998. The following proposals were voted on by the stockholders:

          1. To approve and adopt the Agreement and Plan of Merger, dated as of July 9, 1998 between First Sentinel Bancorp, Inc. and Pulse Bancorp, Inc.

                         FOR                 AGAINST               ABSTAIN
                         ---                 -------               -------
                      20,169,423            3,105,113              79,368

          2. To approve and adopt First Sentinel Bancorp, Inc.'s 1998 Stock-Based Incentive Plan.

                         FOR                 AGAINST               ABSTAIN
                         ---                 -------               -------
                      18,135,274            5,107,563              416,151

          3. To approve and adopt an amendment to the First Source Bancorp, Inc. Certificate of Incorporation to change the name of the Company to First Sentinel Bancorp, Inc.

                         FOR                  AGAINST              ABSTAIN
                         ---                  -------              -------
                      25,348,633             2,797,033             230,042


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information contained on the inside back cover under the section captioned "Market Information for Common Stock" in the 1998 Annual Report to Stockholders is incorporated herein by reference. At December 31, 1998, 42,675,397 shares of the Company's outstanding common stock was held of record by approximately 3,403 persons or entities, not including the number of persons or entities holding stock in nominee or stock name through various brokers or banks.

Item 6.  Selected Financial Data

         The information contained in the section captioned "Consolidated Financial Highlights" on page 1 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Comparison of Operating Results" on pages 7 through 17 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

         Disclosure relating to market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 15 through 17 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements

         The Company's consolidated financial statements, together with the report thereon by KPMG LLP, are found in the 1998 Annual Report to Stockholders on pages 18 through 45 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant

         The disclosures required by Item 10 are included under the caption "Information With Respect to Nominees, Continuing Directors and Executive Officers" on pages 4-18 of the Company's proxy statement for the 1999 Annual Meeting of Stockholders dated March 31, 1999 ("1999 Proxy Statement"), and are incorporated herein by reference.

Item 11.  Executive Compensation

     The disclosures required by Item 11 are included under the captions "Directors' Compensation" and "Executive Compensation" on pages 9-10 and pages 15-21 (excluding the Executive Compensation Committee Report and the Stock Performance Graph) of the 1999 Proxy Statement dated March 31, 1999, and are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Beneficial Ownership of First Sentinel Common Stock

         Disclosure relating to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to pages 3-6 of the 1999 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Information With Respect to Nominees, Continuing Directors and Executive Officers."

Item 13.  Certain Relationships and Related Transactions

     The disclosures required by Item 13 are included under the caption "Transactions With Certain Related Persons" on page 21 of the 1999 Proxy Statement dated March 31, 1999, and are incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report:

          (1)     Financial statements.

The Consolidated Financial Statements and Independent Auditors' Report for the year ended December 31, 1998, included in the Annual Report, listed below, are incorporated herein by reference.

                  Consolidated Statements of Financial Condition at December 31, 1998 and 1997 (Annual Report - Page 18).
                  Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996 (Annual Report Page 19).
                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997, and 1996 (Annual Report - Page
                  20).
                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 (Annual Report - Page 21). Notes to Consolidated Financial Statements (Annual Report - Page 22 through 44).

                  Independent Auditors' Report (Annual Report - Page 45).

                  The remaining information appearing in the Annual Report of Stockholders is not deemed to be filed as part of this report, except as provided herein.

         (2)      Financial Statement Schedules.

                  All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         (3)      Exhibits

                  The following exhibits are filed as part of this report.

                  ==================================================================================================
                    Exhibit
                    Number                                 Description                                 Reference
                  ------------ --------------------------------------------------------------------- ---------------
                      2.1      Agreement  and Plan of Merger,  dated July 9, 1998,  by and  between
                               First Sentinel Bancorp,  Inc. (formerly First Source Bancorp,  Inc.)
                               and Pulse Bancorp, Inc.                                                     *
                      2.2      Stock  Option  Agreement,  dated as of July 9, 1998,  by and between
                               First Sentinel Bancorp,  Inc. (formerly First Source Bancorp,  Inc.)
                               and Pulse Bancorp, Inc.                                                     *
                      3.1      Certificate of Incorporation of First Sentinel Bancorp, Inc.           Filed herein
                      3.2      Bylaws of First Sentinel Bancorp, Inc.                                 Filed herein
                      4.0      Stock Certificate of First Sentinel Bancorp, Inc.                           **
                     10.1      First  Sentinel  Bancorp,  Inc.  1992 Stock  Option Plan for Outside
                               Directors                                                                   **
                     10.2      First Sentinel Bancorp, Inc. 1996 Omnibus Incentive Plan                    **
                     10.3      First Savings Bank, SLA Employee Stock Ownership Plan                       **
                     10.4      First Savings Bank, SLA Directors' Deferred Fee Stock Unit Plan             **
                     10.5      First Savings Bank, SLA Supplemental Executive Retirement Plan              **
                     10.6      First Savings Bank, SLA Supplemental Executive Retirement Plan II           **
                     10.7      First Savings Bank, SLA Director Retirement Plan                            **
                  ==================================================================================================


                  ==================================================================================================
                    Exhibit
                    Number                                 Description                                 Reference
                  ------------ --------------------------------------------------------------------- ---------------
                     10.8      Form of Employment  Agreement between First Sentinel  Bancorp,
                               Inc. and certain executive officers, including John P. Mulkerin and
                               Christopher Martin                                                          **
                     10.9      Employment Agreements between First Savings Bank, SLA and certain executive officers, including John P. Mulkerin and Christopher
                               Martin                                                                      **
                     10.10     Form of Change in Control Agreement between First Savings Bank, SLA
                               and certain executive officers                                              **
                     10.11     First Savings Bank, SLA Employee Severance Compensation Plan                **
                     11.0      Computation of per share earnings                                      Filed herein
                     13.0      Portions of the 1998 Annual Report to Stockholders                     Filed herein
                     21.0      Subsidiaries of Registrant incorporated by reference herein to Part
                               I - Subsidiaries
                     23.0      Consent of KPMG LLP                                                    Filed herein
                     27.0      Financial Data Schedule                                                Filed herein
                  ==================================================================================================

* Previously filed and incorporated herein by reference to the Exhibits to the Registration Statement on Form S-4 (File No. 333-63601) of First Sentinel Bancorp, Inc. (formerly known as First Source Bancorp, Inc.) dated November 3, 1998, and all amendments thereto.

** Previously filed and incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1 (File No. 333-42757) of First Sentinel Bancorp, Inc. (formerly known as First Source Bancorp, Inc.) dated December 19, 1997, and all amendments thereto.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1999           FIRST SENTINEL BANCORP, INC.

                                /s/John P. Mulkerin
                                --------------------------
                                John P. Mulkerin
                                President, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date
---------                         -----                          ----

/s/ John P. Mulkerin              President, Chief Executive     March 30, 1999
--------------------------        Officer and Director
John P. Mulkerin

/s/ Harry F. Burke                Director                       March 30, 1999
--------------------------
Harry F. Burke

/s/ Jeffries Shein                Director                       March 30, 1999
--------------------------
Jeffries Shein

/s/ Donald T. Akey, M.D.          Director                       March 30, 1999
--------------------------
Donald T. Akey, M.D.

/s/ Keith H. McLaughlin           Director                       March 30, 1999
--------------------------
Keith H. McLaughlin

/s/ Philip T. Ruegger, Jr.        Director                       March 30, 1999
--------------------------
Philip T. Ruegger, Jr.

/s/ Joseph Chadwick               Director                       March 30, 1999
--------------------------
Joseph Chadwick

/s/ George T. Hornyak, Jr.        Director                       March 30, 1999
--------------------------
George T. Hornyak, Jr.

/s/ Walter K. Timpson             Chairman of the Board          March 30, 1999
--------------------------
Walter K. Timpson

/s/ Christopher P. Martin         Executive Vice President,      March 30, 1999
--------------------------        Chief Operating and Financial
Christopher P. Martin             Officer and Director