Form 10-Q
period 1999-03-31
FIRST SENTINEL BANCORP INC
filed 1999-05-12
CIK 1051092

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ..............................     March 31, 1999
                                             OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File No.: 000-23809


                         FIRST SENTINEL BANCORP, INC.
            (exact name of registrant as specified in its charter)


                    DELAWARE                                    22-3566151
(State or other jurisdiction of incorporation or         (IRS Employer I.D. No.)
 organization)

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

Yes     X      No _________.
     -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   CLASS                          OUTSTANDING AT MAY 10, 1999
 ---------------------------------------     -----------------------------------
               Common Stock                            42,511,917 shares

                         FIRST SENTINEL BANCORP, INC.

                              INDEX TO FORM 10-Q

                                                                                                               Page #
                                                                                                               ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements
              Consolidated Statements of Financial Condition as of March 31, 1999 (unaudited)                    3
              and December 31, 1998 (audited)

              Consolidated Statements of Income for the three months ended March 31, 1999 and                    4
              1998 (unaudited)

              Consolidated Statements of Stockholders' Equity for the three months ended March                   5
              31, 1999 and 1998 (unaudited)

              Consolidated Statements of Cash Flows for the three months ended March 31, 1999                    6
              and 1998 (unaudited)

              Notes to Unaudited Consolidated Financial Statements                                               7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of                         9
              Operations

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                         16

PART II.      OTHER INFORMATION                                                                                 17

              SIGNATURES                                                                                        19

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
                                                                                               March 31             December 31,
                                                                                                 1999                   1998
                                                                                              -------------      ---------------
                                                                                               (unaudited)           (audited)
ASSETS
Cash and due from banks.....................................................................  $      26,474      $       22,831
Federal funds sold..........................................................................          6,675              14,800
                                                                                              --------------     ---------------
      Total cash and cash equivalents.......................................................         33,149              37,631
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost.................................         12,852              12,852
Investment securities available for sale....................................................        213,821             242,197
Mortgage-backed securities available for sale...............................................        695,203             661,881
Loans receivable, net.......................................................................        885,356             854,697
Interest and dividends receivable...........................................................         12,077              13,556
Premises and equipment, net.................................................................         16,274              16,481
Excess of cost over fair value of net assets acquired.......................................          7,743               7,956
Other assets................................................................................          8,647               7,807
                                                                                              --------------     ---------------
      Total assets..........................................................................  $   1,885,122      $    1,855,058
                                                                                               ============      ==============
-------------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits....................................................................................  $   1,256,187      $    1,268,119
Borrowed funds..............................................................................        314,675             264,675
Advances by borrowers for taxes and insurance...............................................          7,708               6,969
Other liabilities...........................................................................         12,862              15,476
                                                                                              --------------     ---------------
      Total liabilities.....................................................................      1,591,432           1,555,239
                                                                                              -------------      --------------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares; issued and outstanding - none................              -                   -
Common Stock, $.01 par value, 85,000,000 shares authorized;
     43,107,075 and 42,436,436 shares issued and outstanding at 3/31/99 and
     43,105,497 and 42,675,397 shares issued and outstanding at 12/31/98....................            431                 431
Paid-in capital.............................................................................        201,090             201,105
Retained earnings...........................................................................        114,766             112,601
Accumulated other comprehensive income......................................................            831               2,498
Less: Treasury stock........................................................................         (5,757)             (3,664)
      Unearned Common Stock acquired by the Employee Stock Ownership Plan (ESOP)............        (12,844)            (13,073)
      Unearned Common Stock acquired by the Recognition and Retention Plan (RRP)............         (4,827)                (79)
                                                                                              --------------     ---------------
      Total stockholders' equity............................................................        293,690             299,819
                                                                                              -------------      ---------------
      Total liabilities and stockholders' equity............................................   $  1,885,122      $    1,855,058
                                                                                              =============      ==============

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

                                                                                         Quarter Ended  March 31,
                                                                               ------------------------------------------
                                                                                     1999                        1998
                                                                               -----------------            -------------
                                                                                          (unaudited)
INTEREST INCOME:
  Loans..............................................................           $         16,195           $       14,372
  Mortgage-backed securities held to maturity .......................                          -                    6,056
  Investment securities held to maturity ............................                          -                    2,511
  Investment and mortgage-backed securities available for sale.......                     13,749                    4,966
                                                                               -----------------            -------------
     Total interest income ..........................................                     29,944                   27,905
                                                                               -----------------            -------------

INTEREST EXPENSE:
 Deposits:
   NOW and money market demand ......................................                      2,282                    2,156
   Savings...........................................................                      1,007                    1,135
   Certificates of deposit...........................................                      8,836                    9,949
                                                                               -----------------            -------------
     Total interest expense - deposits ..............................                     12,125                   13,240
  Borrowed funds.....................................................                      3,787                    3,090
                                                                               -----------------            -------------
     Total interest expense..........................................                     15,912                   16,330
                                                                               -----------------            -------------
     Net interest income.............................................                     14,032                   11,575
                                                                               ----------------             -------------
Provision for loan losses............................................                        450                      375
                                                                               -----------------            -------------
     Net interest income after provision for loan losses.............                     13,582                   11,200
                                                                               -----------------            -------------

OTHER OPERATING INCOME:
  Fees and service charges...........................................                        641                      554
  Net gain on sales of loans and securities available for sale.......                        259                      107
  Net gain on sale of deposits.......................................                          -                    1,084
  Other, net.........................................................                        147                      157
                                                                               -----------------            -------------
     Total other operating income....................................                      1,047                    1,902
                                                                               -----------------            -------------

OPERATING EXPENSES:
  Compensation and benefits .........................................                      3,345                    3,157
  Occupancy..........................................................                        544                      536
  Equipment..........................................................                        417                      462
  Advertising .......................................................                        250                      217
  Federal deposit insurance .........................................                        197                      187
  Amortization of intangibles .......................................                        213                      213
  General and administrative.........................................                      1,093                      936
                                                                               -----------------            -------------
     Total operating expenses........................................                      6,059                    5,708
                                                                               -----------------            -------------

     Income before income tax expense ...............................                      8,570                    7,394

  Income tax expense.................................................                      2,959                    2,693
                                                                               -----------------            -------------
     Net income......................................................           $          5,611       $            4,701
                                                                               =================            =============
  Basic earnings per share...........................................           $           0.14       $             0.11
                                                                               =================            =============
  Weighted average shares outstanding - Basic .......................                 40,900,034               42,766,285
                                                                               =================            =============
  Diluted earnings per share.........................................           $           0.13       $             0.11
                                                                               =================            =============
  Weighted average shares outstanding - Diluted .....................                 41,685,895               43,718,155
                                                                               =================            =============

  See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Dollars in thousands) (unaudited)

                                                                                   ACCUMULATED
                                                                                      OTHER                      COMMON
                                                                                     COMPRE-                     STOCK
                                              COMMON       PAID IN     RETAINED      HENSIVE       TREASURY     ACQUIRED
                                               STOCK       CAPITAL     EARNINGS       INCOME         STOCK      BY ESOP
                                          ---------------------------------------------------------------------------------
Balance at December 31, 1997..............      $470      $ 59,348     $101,186      $  1,295      ($16,677)       ($546)

Net income for the quarter ended
   March 31, 1998.........................         -             -        4,701             -             -            -
Cash dividends............................         -             -       (1,580)            -             -            -
Net change in unrealized gain/loss
   on securities available for sale.......         -             -            -           215             -            -
Amortization of RRP.......................         -             -            -             -             -            -
Amortization of ESOP......................         -            74            -             -             -           25
Exercise of stock options.................         7            92            -             -             -            -
                                          ---------------------------------------------------------------------------------
Balance at March 31, 1998.................      $477      $ 59,514     $104,307      $  1,510      ($16,677)       ($521)
                                          =================================================================================

Balance at December 31, 1998..............      $431      $201,105     $112,601      $  2,498       ($3,664)    ($13,073)
Net income for the quarter
   ended March 31, 1999...................         -             -        5,611             -             -            -
Cash dividends............................         -             -       (2,122)            -             -            -
Net change in unrealized gain/loss
   on securities available for sale.......         -             -            -        (1,667)            -            -
Purchases of treasury stock...............         -             -            -             -        (8,991)           -
Exercise of stock options, including
   shares issued from existing treasury
   stock..................................         -             6         (668)            -         1,194            -
Transfer of treasury stock to RRP.........         -             -         (656)            -         5,704            -
Amortization of RRP.......................         -             -            -             -             -            -
Principal payments on ESOP loan...........         -           (21)           -             -             -          229
                                          ---------------------------------------------------------------------------------

Balance at March 31, 1999.................      $431      $201,090     $114,766       $   831       ($5,757)    ($12,844)
                                          =================================================================================

                                                       COMMON       TOTAL
                                                       STOCK        STOCK-
                                                      ACQUIRED     HOLDERS'
                                                       BY RRP       EQUITY
                                                    ---------------------------
Balance at December 31, 1997..............            ($183)       $144,893

Net income for the quarter ended
   March 31, 1998.........................                -           4,701
Cash dividends............................                -          (1,580)
Net change in unrealized gain/loss
   on securities available for sale.......                -             215
Amortization of RRP.......................               26              26
Amortization of ESOP......................                -              99
Exercise of stock options.................                -              99
                                                    ---------------------------

Balance at March 31, 1998.................            ($157)       $148,453
                                                    ===========================


Balance at December 31, 1998..............             ($79)       $299,819
Net income for the quarter
   ended March 31, 1999...................                -           5,611
Cash dividends............................                -          (2,122)
Net change in unrealized gain/loss
   on securities available for sale.......                -          (1,667)
Purchases of treasury stock...............                -          (8,991)
Exercise of stock options, including
   shares issued from existing treasury
   stock..................................                -             532
Transfer of treasury stock to RRP.........           (5,048)              -
Amortization of RRP.......................              300             300
Principal payments on ESOP loan...........                -             208
                                                      -------------------------

Balance at March 31, 1999.................          ($4,827)       $293,690
                                                    ===========================

See accompanying notes to the unaudited financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                                                                 Three Months Ended
                                                                                                            March 31,
                                                                                                           ----------
                                                                                                    1999              1998
                                                                                                   -----              ----
                                                                                                           (unaudited)
Cash flows from operating activities:
   Net income........................................................................         $       5,611       $    4,701
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation of premises and equipment............................................                   340              326
   Amortization of excess of cost over fair value of assets acquired.................                   213              213
   Amortization of ESOP .............................................................                   208               99
   Amortization of RRP...............................................................                   300               26
   Provision for loan losses.........................................................                   450              375
   Provision for losses on real estate owned.........................................                    21               10
   Loans originated for sale.........................................................                (3,379)          (2,239)
   Proceeds from sales of mortgage loans available for sale..........................                 3,372            2,245
   Net gain on sales of assets available for sale or trading ........................                  (259)            (107)
   Net gain on sales of real estate owned ...........................................                     4               (1)
   Net accretion of premiums and amortization of discounts ..........................                  (701)            (226)
   Decrease (increase) in interest and dividends receivable..........................                 1,479              (77)
   (Decrease) increase in other liabilities .........................................                (2,614)           2,802
   Decrease (increase) in other assets...............................................                   161             (309)
                                                                                              --------------    --------------
            Net cash provided by operating activities................................                 5,206            7,838
                                                                                              --------------    --------------
Cash flows from investing activities:
   Proceeds from sales/calls of investment securities available for sale.............                64,463            2,008
   Proceeds from sales of mortgage-backed securities available for sale..............                41,206           15,763
   Proceeds from sale of real estate owned ..........................................                   987               82
   Investment securities purchased for sale .........................................               (37,850)         (49,344)
   Mortgage-backed securities purchased for sale ....................................              (147,410)         (51,719)
   Purchases of investment securities ...............................................                     -           (1,880)
   Maturities of investment securities...............................................                     -           19,010
   Origination of loans .............................................................               (97,021)         (67,586)
   Purchases of mortgage loans.......................................................                (2,831)          (6,946)
   Purchases of mortgage-backed securities...........................................                     -           (5,541)
   Principal repayments on loans ....................................................                67,804           42,500
   Principal payments on mortgage-backed securities..................................                72,871           45,175
   Purchase of FHLB-NY stock ........................................................                     -             (307)
   Purchases of premises and equipment...............................................                  (133)            (157)
                                                                                              --------------    --------------
            Net cash used in investing activities....................................               (37,914)         (58,942)
                                                                                              -------------     --------------
Cash flows from financing activities:
   Stock orders received ............................................................                     -          106,508
   Purchase of treasury stock .......................................................                (8,991)               -
   Cost of stock contributed to ESOP.................................................                     -              (25)
   Stock options exercised...........................................................                   532               99
   Cash dividends paid...............................................................                (2,122)          (1,580)
   Net (decrease) increase in deposits...............................................               (11,932)           8,705
   Net increase in borrowed funds....................................................                50,000           10,550
   Net increase in advances by borrowers for taxes and insurance.....................                   739              325
                                                                                              -------------     --------------
            Net cash provided by financing activities................................                28,226          124,582
                                                                                              -------------     --------------
            Net (decrease) increase in cash and cash equivalents.....................                (4,482)          73,478
Cash and cash equivalents at beginning of period ....................................                37,631           29,903
                                                                                             ---------------    --------------
Cash and cash equivalents at end of period ..........................................        $       33,149      $   103,381
                                                                                             ==============     ==============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest .....................................................................        $       15,772      $    10,338
       Income taxes .................................................................                 3,500            5,773
   Non cash investing and financing activities for the period:
        Transfer of loans to real estate owned ......................................        $        1,075      $     1,328
                                                                                             ==============      ==============

See accompanying notes to unaudited consolidated financial statements.

                 FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X for First Sentinel Bancorp, Inc. and its wholly-owned subsidiaries, First Savings Bank, SLA, Pulse Investment, Inc., Pulse Insurance Services, Inc. and Pulse Real Estate, Inc., and the Bank's wholly-owned subsidiaries, FSB Financial Corp., and 1000 Woodbridge Center Drive Inc.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999. These interim financial statements should be read in conjunction with the December 31, 1998 annual report.

(2)  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the daily average number of common shares outstanding during the period. Common stock equivalents are not included in the calculation.

Diluted earnings per share is computed similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued utilizing the treasury stock method.

                      Calculation of Basic and Diluted Earnings Per Share
                      ---------------------------------------------------
                         (dollars in thousands, except          Three months ended March 31,
                                per share data)                 ----------------------------
                                                                   1999                1998
                                                                   -----               ----
                     Net Income                                    $5,611             $4,701
                                                             =====================================

                     Basic weighted-average common
                       shares outstanding                      40,900,034         42,766,285
                     Plus: Dilutive stock options and awards      785,861            951,870
                                                             -------------------------------------
                     Diluted weighted-average common
                       shares outstanding                      41,685,895         43,718,155
                                                             =====================================

                     Net income per common share:
                       Basic                                        $0.14              $0.11
                       Diluted                                       0.13               0.11
                                                             =====================================

(3)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.05 per share on February 2, 1999, payable February 26, 1999, to stockholders of record on February 12, 1999.

(4)  COMMITMENTS AND CONTINGENCIES

At March 31, 1999, the Company had the following commitments: (i) to originate loans of $58.5 million; (ii) to purchase mortgage loans of $4.2 million; (iii) to sell mortgage loans of $1.8 million; (iv) to purchase mortgage-backed securities ("MBS") of $20.0 million; (v) to sell MBS of $8.6 million, (vi) to purchase investment securities of $5.0 million, (vii) unused equity lines of credit of $21.2 million; (viii) unused commercial lines of credit of $15.9 million; (ix) unused construction lines of credit of $42.5 million; and (x) letters of credit outstanding totaling $2.9 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $567.6 million at March 31, 1999.

(5)    ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses.

                                                        For the three months ended March 31,
                                            ---------------------------------------------------------
                                                        1999                            1998
                                                        ----                            ----
                                                            (unaudited) (in thousands)
     Balance at beginning of period                  $ 9,505                         $8,454
     Provision charged to operations                     450                            375
     Recoveries                                          (44)                          (108)
                                            ---------------------------      -------------------------

     Balance at end of period                        $ 9,911                         $8,721
                                            ===========================      =========================

(6)  COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/loss on securities available for sale, was $3.9 million and $4.9 million for the three months ended March 31, 1999 and 1998, respectively.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends FASB Statement 65 "Accounting for Certain Mortgage Banking Activities," to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this Statement did not have a material impact on the financial position or results of operations of the Company.

FIRST SENTINEL BANCORP, INC.

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

CONVERSION AND REORGANIZATION

On April 8, 1998, First Savings Bank, SLA ("First Savings" or the "Bank") and its mutual holding company, First Savings Bancshares, MHC, completed a conversion and reorganization into the stock holding company structure, forming First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") as the new stock holding company and issuing shares of First Sentinel Common Stock in the process (the "Conversion and Reorganization"). As part of the Conversion and Reorganization, the Company sold 16,550,374 shares of Common Stock in a Subscription and Community Offering for gross proceeds of $165.6 million. Concurrently, the Company issued 14,820,016 shares of Common Stock in exchange for shares of First Savings Bank, SLA common stock on a 3.9133-for-1 basis (the "Conversion Exchange Ratio") in an exchange offering. All per share and earnings per share data have been restated for the 3.9133 Conversion Exchange Ratio.

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

YEAR 2000 COMPLIANCE ISSUES.

The Company has adopted a Year 2000 Compliance Plan and established a Year 2000 Compliance Committee, which includes members of senior management from all operating areas. The objectives of the plan and the committee are to ensure that the Company will be prepared for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Year 2000 Compliance Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 compliant.
Execution of the plan is on-going and different phases are often addressed concurrently. The Company is currently focusing on Phase 4 - Validation, and Phase 5 - Implementation. The prior phases are substantially complete. The Validation Phase, which was 81% complete as of April 19, 1999, includes testing of changes to hardware and software, accompanied by monitoring and testing with vendors. The Implementation Phase, which was 34% complete as of April 19, 1999, includes certifying that systems are Year 2000 compliant and providing assurances that any new systems are compliant on a going-forward basis. Both Phases 4 and 5 are targeted for completion by June 30, 1999. The Company is also in the process of completing other related projects including customer communications, contingency planning and business resumption strategies.

The primary operating software for the Company is obtained and maintained by an external provider of software. This software is the Company's primary source of information technology ("IT") and is considered "mission critical" to the Company's Year 2000 compliance. In August, 1998, the Company received written notification from this vendor that the software was Year 2000 compliant and a software upgrade was sent to all users so that the necessary corrections to the software could be made to the users' systems. The Company has installed and tested this software upgrade. Detail tests have been performed that test the software and the hardware on various dates through April 30, 2001, and no material problems have been encountered. The tests and results used to certify the system as compliant have been reviewed by an independent Year 2000 consultant engaged by the Company. The Company has also performed minor modifications to the software obtained from the external vendor. It is the Company's sole responsibility to ensure that any modifications to the software are Year 2000 compliant. This operation is in process. An additional consultant has been engaged to assist in the documentation and detailed review of the modifications to the software. The modifications to the software are not considered mission critical because the software can process all transactions effectively without the modifications.

The Company has substantially completed the testing of all other IT systems. Completion of testing for these systems is targeted for June 30, 1999. Written assurances have been received from the vendors of such systems stating that they are, or expect to be, Year 2000 compliant before year-end. The Company has contacted all other material vendors and suppliers (non IT systems) regarding their Year 2000 state of compliance. The majority of these third parties have delivered written assurances to the Company that they will have all mission critical systems compliant and that there will be no interruption in service.
If necessary, the Company will utilize an alternate provider of the goods or services if a vendor or supplier is non-responsive regarding their Year 2000 readiness by an internally imposed deadline. Contingency plans have been developed and are being finalized for all areas of operations, including vendors and suppliers, in order to minimize third party risks. These plans detail procedures to be performed in the event of a Year 2000 issue.

In addition, the Company has contacted all material borrowers to assess their Year 2000 readiness, and is in the process of finalizing the review and assessment of their responses. The Company has incorporated a Year 2000 readiness review in its loan application process, in order to reduce exposure to a new borrower's failure to be Year 2000 ready. Based upon a review its material borrowers as of April, 1999, the Company does not anticipate any material losses resulting from a borrower's lack of preparedness. There can be no assurances, however, that the Company will not suffer any losses due to borrowers' failures to be Year 2000 ready.

The Company expects that customers may desire to withdraw funds in the weeks preceding the century date change. In order to address that potential consequence, the Company will need to have sufficient liquid assets toward the end of the year. The Company is currently significantly in excess of the OTS liquidity requirements and anticipates remaining significantly in excess throughout 1999. A detailed Liquidity Plan is being developed by the Company. The plan will include procedures for maintaining higher than normal cash balances at the branch offices in the weeks preceding the century date change. This procedure will have the effect of reducing interest-earning assets and net interest income for that period. Any such effects are considered immaterial. The Company has received written assurance from the correspondent institution that provides cash to the Company's branch network that they will be able to satisfy all cash needs in that time period.

While the Company has not determined the final cost of compliance, it currently anticipates such costs to be immaterial to the financial position or results of operations of the Company. The costs identified directly with Year 2000 compliance are associated with the engagement of the two consultants previously discussed, the hiring of temporary help to address the additional workload created by the Year 2000 compliance process and costs associated with customer notification. The total cost for these services expensed in 1998 and the first quarter of 1999 was $92,000 and $18,000, respectfully. A total of $167,000 is anticipated for the year ended December 31, 1999.

The Company is also in the process of developing a Contingency Plan that incorporates both remediation and business continuity plans. The remediation contingency plans focus on implementing oversight mechanisms to ensure that the Company's Compliance Plan achieves its intended results of renovating, testing and implementing necessary changes to all mission critical systems prior to January 1, 2000. The business continuity plans address the necessary procedures in the event that critical business functions are interrupted or impaired due to internal system or third party failures. These plans are an enhancement of the Company's existing Disaster Recovery Plan.

Management believes that it is taking all reasonable and appropriate steps to prepare for the Year 2000, and believes that its efforts are on schedule. There can be no assurances, however, that the Company will not be adversely affected by Year 2000 issues, which could result from failures of its internal systems, failures of material third party vendors or failures of material borrowers.

ASSETS. Total assets increased by $30.1 million, or 1.6%, to $1.9 billion at March 31, 1999. The changes to assets consisted primarily of increases in the areas of MBS available for sale and loans receivable offset by decreases in investment securities available for sale and federal funds sold. MBS available for sale increased $33.3 million, or 5.0%, to $695.2 million at March 31, 1999, from $661.9 million at December 31, 1998. The increase was primarily due to purchases of $147.4 million exceeding sales and principal repayments of $114.1 million. Much of these purchases were funded with borrowed funds. Management expects to continue to fund purchases of MBS available for sale in this manner, where accretive to earnings. Net loans increased $30.7 million, or 3.6%, to $885.4 million as of March 31, 1999, from $854.7 million at December 31, 1998. The increase was due primarily to loan originations exceeding loan amortization, prepayments and sales. Mortgage loan originations for the three months ended March 31, 1999 were $100.4 million, which represented a 43.8% increase over originations of $69.8 million for the comparable 1998 period. Single-family 15-year fixed rate loans totaled $24.8 million for the 1999 quarter. Other residential loan types with strong first quarter originations were 5-year adjustable rate mortgages ("ARMs") and 30-year fixed rate loans. Also during the first quarter of 1999, commercial real estate and multi-family loan originations totaled $15.9 million while construction lending increased $10.2 million. During the same period, consumer loan volume, including home equity loans, totaled $15.2 million. Repayment of principal on loans totaled $67.8 million for the three months ended March 31, 1999 as compared to $42.3 million for the same period in 1998. Management has emphasized the origination of loans in an effort to increase loans as a percentage of assets. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside the control of the Company. Investment securities available for sale decreased $28.4 million, or 11.7%, to $213.8 million as of March 31, 1999 from $242.2 million at December 31, 1998. Over the period, sales and calls of investment securities available for sale totaled $64.5 million while purchases totaled $37.9 million. Calls of investment securities available for sale were concentrated in the portfolio obtained through the Pulse acquisition. Federal funds sold decreased $8.1 million to $6.7 million at March 31, 1999 as these funds were deployed in other areas.

LIABILITIES. Deposits decreased $11.9 million, or 0.9%, to $1.3 billion at March 31, 1999. The Company experienced some deposit outflows at the former Pulse branches subsequent to the closing of the acquisition. The certificate of deposit rates at the Pulse branches were generally decreased to conform with the rates offered by First Savings. Borrowed funds increased $50.0 million, or 18.9%, to $314.7 million at March 31, 1999, from $264.7 million at December 31, 1998. The increased borrowed funds were used primarily to fund the purchase of MBS available for sale and also to replace withdrawn deposits. Advances by borrowers for taxes and insurance increased $739,000, or 10.6%, to $7.7 million at March 31, 1999, from $7.0 million at December 31, 1998, primarily due to the increase in the residential loan portfolio. Other liabilities decreased $2.6 million, or 16.9%, to $12.9 million at March 31, 1999, from $15.5 million at December 31, 1998, primarily due to decreases in income taxes payable and various accrual accounts.

CAPITAL. The Company's stockholders' equity decreased $6.1 million, or 2.0%, to $293.7 million at March 31, 1999, from $299.8 million at December 31, 1998. The primary reason for the decrease was the purchase of $9.0 million of treasury stock over the quarter ($5.7 million of these purchases were subsequently transferred to unearned stock awards granted under the Company's 1998 Stock-Based Incentive Plan). Cash dividends of $2.1 million further contributed to the decrease. These decreases were partially offset by net income of $5.6 million recognized over the quarter. Accumulated other comprehensive income decreased $1.7 million to $831,000 at March 31, 1999. The decrease was due to the decrease in the market value of MBS and investment securities available for sale. Book value and tangible book value per share were $6.92 and $6.74 at March 31, 1999, as compared to $3.45 and $3.25 at March 31, 1998, respectively.

The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum tangible, core and risk-based capital requirements. At March 31, 1999, the Bank exceeded all regulatory capital requirements, as follows:

                               Required                        Actual
                       --------------------------     -------------------------      Excess of Actual
                                        % of                           % of          over Regulatory
                          Amount      Assets               Amount     Assets         Requirements
                       --------------------------    -------------------------     --------------------
                                                       (Dollars in thousands)
Tangible Capital        $  27,819         1.50%       $    226,996        12.24%    $   199,177
Core Capital               55,638         3.00%            226,996        12.24%        171,358
Risk-based Capital         57,185         8.00%            235,942        33.01%        178,757

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits; proceeds from principal and interest payments on loans and mortgage-backed securities; sales of loans, mortgage-backed securities and investments available for sale; maturities or calls of investment securities and short-term investments; and, to an increasing extent, advances from the FHLB-NY and other borrowed funds. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit cash flows and mortgage prepayments are greatly influenced by general interest rates, competition, and economic conditions.

The most significant source of funds for the first three months of 1999 were principal repayment and prepayment of mortgage-backed securities, totaling $72.9 million, and loans, totaling $67.8 million. Other significant sources of funds for the three months ended March 31, 1999, were sales of MBS available for sale totaling $64.5 million, borrowed funds totaling $50.0 million and sales and calls of investment securities available for sale totaling $41.2 million.

The primary investing activities of the Company for the first three months of 1999 were the purchases of mortgage-backed securities available for sale totaling $147.4 million, origination of loans totaling $100.4 million, and the purchases of investment securities available for sale totaling $37.9 million. Other significant uses of funds during the quarter ended March 31, 1999, were $11.9 million for decreased deposits and $9.0 million for the repurchase of common stock.

The Bank is required to maintain an average daily balance of liquid assets as defined by OTS regulations. This ratio is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.00%. The Bank's liquidity ratio at March 31, 1999, was 48.7%. The definition of assets considered liquid has been redefined by the OTS. As of March 31, 1999, assets qualifying for liquidity purposes totaled $637.4 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

RESULTS OF OPERATIONS. Earnings for the three months ended March 31, 1999, totaled $5.6 million, with basic and diluted earnings per share of $0.14 and $0.13, respectively. This represents an increase of $910,000, or 19.4%, over the net income of $4.7 million, or $0.11 basic and diluted earnings per share, reported for the comparable 1998 period. Earnings in the 1998 period were augmented by a $687,000 after tax, non-recurring gain on the sale of deposits. The 1999 increase in net income, exclusive of the 1998 non-recurring gain, was $1.6 million, or 39.8%. The increase in net income in 1999 was partially due to the net proceeds from the Company's Conversion and Reorganization in 1998. The proceeds raised in the Conversion and Reorganization allowed the Company to increase interest earning assets without a corresponding increase in interest bearing liabilities.

INTEREST INCOME. Interest income increased by $2.0 million, or 7.3%, to $29.9 million for the three months ended March 31, 1999. The changes by category are primarily due to changes in the average balance and yield within each category. This information is presented in tabular form below.

     (dollars in thousands)                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------------------------------
                                                          AVERAGE           INTEREST          AVERAGE
                                                          BALANCE           INCOME              YIELD
                                                      ----------------  ----------------  ----------------
     Loans - 1999                                          $887,162           $16,195            7.30 %
     Loans - 1998                                           727,056            14,372            7.91
                                                    ------------------------------------------------------
     CHANGE                                                 160,106             1,823           (0.61)
                                                    ------------------------------------------------------

     Mortgage-backed securities - 1999                           -                 -             -
     Mortgage-backed securities - 1998                      362,389             6,056            6.68
                                                    ------------------------------------------------------
     CHANGE                                                (362,389)           (6,056)          (6.68)
                                                    -----------------------------------------------------

     Investment securities - 1999                                -                 -             -
     Investment securities - 1998                           139,762             2,511            7.19
                                                    -----------------------------------------------------
     CHANGE                                                (139,762)           (2,511)          (7.19)
                                                    -----------------------------------------------------

     Investments and MBS available for sale - 1999          921,475            13,749            5.97
     Investments and MBS available for sale - 1998          317,733             4,966            6.25
                                                    -----------------------------------------------------
     CHANGE                                                 603,742             8,783           (0.28)
                                                    -----------------------------------------------------

     Total interest income - 1999                         1,808,637            29,944            6.62
     Total interest income - 1998                         1,546,940            27,905            7.22
                                                    -----------------------------------------------------
     CHANGE                                                $261,697           $2,039            (0.60) %
                                                    =====================================================

The following discussion concerns the comparison of the average balance and yield for the three months ended March 31, 1999, to the three months ended March 31, 1998. The average loan balance increased due to loan originations exceeding principal repayments and sales. The decrease in interest rates has affected the yield on the portfolio as the rates on principal repayments has exceeded the rates on new loans. For the three months ended March 31, 1999, the weighted average rate on mortgage loan originations was 6.70% while the weighted average rate on mortgage prepayments was 7.71%. In addition, the decrease in interest rates negatively affected the repricing of ARM loans as these loans reprice based on external indices. As of December 31, 1998, the Company had classified the entire balance of all MBS and investment securities as available for sale. This is the reason the average balance of MBS and investment securities are zero for the 1999 period. It is anticipated that all MBS and investment security purchases will be classified as available for sale for the foreseeable future. Such classification is also the reason for the significant increase in the investments and MBS available for sale caption. Interest rates also significantly affected the yield on the portfolio. Rates on investment securities available for sale were negatively affected as higher yielding investments were called and rates on replacement securities were lower than the rates on the securities that were called, although more call protection was added to the portfolio. The yield on the MBS available for sale portfolio was also negatively affected as higher yielding instruments prepaid. Due to market interest rates, new purchases had a lower yield than the components of the portfolio in 1998. Growth in interest-earning assets and total interest income is expected to continue. Yields on the portfolio will continue to be affected by market interest rates.

INTEREST EXPENSE. Interest expense decreased $418,000, or 2.6%, to $15.9 million for the three months ended March 31, 1999, compared to $16.3 million for the same period in 1998. The changes by category are primarily due to changes in the average balance and yield within each category. This information is presented in tabular form below.

     (dollars in thousands)                          FOR THE THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------------------------
                                                 AVERAGE           INTEREST          AVERAGE
                                                 BALANCE           EXPENSE            COST
                                             ----------------  ----------------  ----------------
     NOW and money market accounts - 1999     $    341,923      $   2,282            2.67 %
     NOW and money market accounts - 1998          293,313          2,156            2.94
                                             ----------------------------------------------------
     CHANGE                                         48,610            126           (0.27)
                                             ----------------------------------------------------

     Savings accounts - 1999                       178,627          1,007            2.25
     Savings accounts - 1998                       185,223          1,135            2.45
                                             ----------------------------------------------------
     CHANGE                                         (6,596)          (128)          (0.20)
                                             ----------------------------------------------------

     Certificates of deposit - 1999                697,451          8,836            5.07
     Certificates of deposit - 1998                717,192          9,949            5.55
                                             ----------------------------------------------------
     CHANGE                                        (19,741)        (1,113)          (0.48)
                                             ----------------------------------------------------

     Non-interest bearing deposits - 1999           39,652
     Non-interest bearing deposits - 1998           32,246
                                             --------------
     CHANGE                                          7,406
                                             --------------

     Total deposits - 1999                       1,257,653         12,125            3.86
     Total deposits - 1998                       1,227,974         13,240            4.31
                                             ----------------------------------------------------
     CHANGE                                         29,679         (1,115)          (0.45)
                                             ----------------------------------------------------

     Borrowed funds - 1999                         282,158          3,787            5.37
     Borrowed funds - 1998                         208,443          3,090            5.93
                                             ----------------------------------------------------
     CHANGE                                         73,715            697           (0.56)
                                             ----------------------------------------------------

     Total interest expense - 1999               1,539,811         15,912            4.13
     Total interest expense - 1998               1,436,417         16,330            4.55
                                             ----------------------------------------------------
     CHANGE                                   $    103,394      $    (418)          (0.42)%
                                             ====================================================

The following discussion concerns the comparison of the average balance and cost of deposits and borrowings for the three months ended March 31, 1999, to the three months ended March 31, 1998. Management has concentrated on increasing the level of core accounts and decreasing certificate accounts as a percentage of overall deposits. The increase in the average balance of NOW and money market demand accounts, along with the increase in the average balance of non-interest bearing deposits, reflects this strategy. The decreased costs for both NOW and money market and savings accounts are due to decreased base rates offered on the products. The decrease in the average balance and cost of certificates of deposits was due to the Company's election to offer certificate rates that were competitive but lower than certain area competition. This decision, which particularly affected the former Pulse deposits, caused an anticipated outflow of funds. The Company's ability to decrease interest rates on deposit programs without significantly affecting deposit balances was primarily due to decreased external interest rates. The decreased interest rates, combined with an increase in the average balance of non-interest bearing deposits and a shift to less costly deposits, reduced the overall cost of deposits by 45 basis points. Management will continue to focus on attracting low cost deposits. Management believes that growth at the Company's newer offices in Woodbridge, Highland Park and East Brunswick, along with growth at an office to be opened in Spotswood, should assist in increasing deposit balances in the future. The increase in the average balance of borrowed funds was attributable to management's continuing strategy to fund the purchase of investment and mortgage-backed securities through the use of borrowed funds, where accretive to earnings. This strategy is expected to continue and borrowings can be expected to continue to increase as a percentage of total liabilities. The decrease in cost of borrowings was due to decreased interest rates.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $2.5 million, or 21.2%, to $14.0 million for the three months ended March 31, 1999, compared to $11.6 million for the same period in 1998. The increase was due to the changes in interest income and interest expense described above. The net interest margin increased to 3.10% for the three months ended March 31, 1999, from 2.99% for the same period in 1998. This increase was primarily attributable to the net proceeds received from the Conversion and Reorganization stock offering enabling the Company to increase interest earning assets without a corresponding increase in interest bearing liabilities. The interest rate spread decreased to 2.38% for the three months ended March 31, 1999, from 2.57% for the same period in 1998. This decrease was primarily attributable to decreased external rates, a flattening yield curve and a high volume of prepayments.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $75,000, or 20.0%, to $450,000 for the three months ended March 31, 1999, compared to $375,000 for the same period in 1998. The increase in the provision was due to the increase in the balance of the loan portfolio and its composition. Net loans increased $139.3 million between March 31, 1999 and March 31, 1998, and the balances of construction and commercial real estate loans also increased.
In management's opinion, the allowance for loan losses, totaling $9.9 million at March 31, 1999, is adequate to cover losses inherent in the portfolio. The amount of the provision is based on management's evaluation of the risk inherent in the loan portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding nonaccrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest in considered doubtful, generally 90 days or more delinquent, and when, or combined with, loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Total foreclosed real estate ("REO"), net, increased $63,000 during the three month period ended March 31, 1999. At March 31, 1999, REO consisted of 13 properties. The largest individual property, carried at $654,000, was under contract for sale at March 31, 1999. Management continues to pursue the sale of REO properties in an expedient manner.

(dollars in thousands)                                  Mar. 31,     Dec. 31,     Sept. 30,    June 30,     Mar. 31,
                                                          1999         1998         1998         1998         1998
                                                      ----------------------------------------------------------------
Non-accrual mortgage loans ......................      $3,108       $2,648       $2,429       $2,327       $4,627
Non-accrual other loans .........................          94           92           93          118           38
                                                      ----------------------------------------------------------------
 Total non-accrual loans ........................       3,202        2,740        2,522        2,445        4,665
Loans 90 days or more delinquent and still
accruing ........................................         127        1,525        1,292        1,246        1,134
Restructured loans ..............................           -            -        2,081        2,089        2,096
                                                      ----------------------------------------------------------------
Total non-performing loans ......................       3,333        4,265        5,895        5,780        7,895
Total foreclosed real estate, net of related
allowance .......................................       1,516        1,453        2,356        3,624        2,753
                                                      ----------------------------------------------------------------
Total non-performing assets .....................      $4,849       $5,718       $8,251       $9,404      $10,648
                                                      ================================================================
Non-performing loans to loans receivable, net ...       0.38%        0.50%        0.71%        0.74%        1.06%
Non-performing assets to total assets ...........       0.26%        0.31%        0.46%        0.53%        0.63%

OTHER OPERATING INCOME. The changes to other operating income are detailed below.

(dollars in thousands)                           Quarter Ended March 31,
                                              ----------------------------       Increase
                                                1999               1998         (Decrease)          Change
                                              ---------         ----------      ----------         --------
Other operating income:
  Fees and service charges                    $    641          $    554        $     87              15.7%
  Net gain on sales of loans and securities        259               107             152             142.1
  Net gain on sale of deposits                       -             1,084          (1,084)             n/a
  Other, net                                       147               157             (10)             (6.4)
                                              ---------         ---------       ---------         ---------
Total other operating income                  $  1,047          $  1,902        $   (855)            (45.0)%
                                              =========         =========       =========         =========

The increase in fees and service charges was attributable to the increased loan volume and also due to fees from an increased number of checking accounts. Management has targeted growth in non-interest income accounts as a priority and the growth in fees and service charges is expected to continue. Such growth may be temporarily impeded in the second and third quarter of 1999, however, as fees are expected to be waived for former Pulse customers for a limited period after system conversion. The increase in net gain on sales of loans and securities was primarily due to sales of MBS. During the quarter, management disposed of numerous MBS whose principal balance had been reduced significantly due to paydowns. The net gain on sale of deposits was the gain resulting from the sale of the Eatontown branch office to another financial institution in February, 1998, a non-recurring transaction.

OPERATING EXPENSES. The changes to other operating expenses are detailed below.

(dollars in thousands)                   Quarter  Ended March 31,
                                       ----------------------------
                                           1999             1998          (Decrease)         Change
                                       ------------     ------------     -------------     -----------
Operating expenses:
  Compensation and benefits            $   3,345        $   3,157           $188                6.0%
  Occupancy                                  544              536              8                1.5
  Equipment                                  417              462            (45)              (9.7)
  Advertising                                250              217             33               15.2
  Federal deposit insurance                  197              187             10                5.3
  Amortization of intangibles                213              213              -                 -
  General and administrative               1,093              936            157               16.8
                                     --------------   --------------   --------------    ------------
     Total operating expenses        $     6,059      $     5,708      $     351                6.1%
                                     ==============   ==============   ==============    ============

The increase in compensation and benefits was primarily due to the increased expenses associated with the cost of the Bank's Employee Stock Ownership Plan and the Company's 1998 Stock-Based Incentive Plan, the compensation cost associated with a new branch office and a cost of living salary increase. These increases were partially mitigated by two circumstances. First Savings offered an early retirement incentive that began to reduce payroll in the first quarter of 1999. In addition, certain employees of Pulse were terminated subsequent to the acquisition which also had the effect of reducing payroll in the first quarter of 1999. The increase in general and administrative expense was primarily related to expenses incurred in conjunction with operating as a full stock company, particularly franchise taxes.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 1999).

                          PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims and lawsuits.

Item 2.   CHANGES IN SECURITIES.
          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          The Annual Meeting of Stockholders was held on April 29, 1999. The following proposals were voted on by the stockholders:


                                                                                        Broker
                                        For            Against          Abstain        Non-Votes
                                      --------       -----------      -----------     ------------
1.  Approval of directors
      Donald T. Akey, M.D.           33,111,662              -         1,025,103              -
      Joseph Chadwick                33,113,165              -         1,023,600              -
      Walter K. Timpson              33,085,005              -         1,051,760              -
2.  The ratification of the
    Amended and Restated First
    Sentinel Bancorp, Inc. 1998
    Stock-Based Incentive Plan.      27,906,908      5,605,761           176,531        447,565
3.  The ratification of KPMG
    LLP as the independent
    auditors of the Company for
    the year ended December 31,
    1999.                            33,706,560        367,209            62,996              -

Item 5.   OTHER INFORMATION.
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          a.)  Exhibits
               --------

          -------------------------------------------------------------------------------------------------------
               Exhibit
               Number                            Description                                  Reference
           -------------------------------------------------------------------------------------------------------
               3.1               Certificate of Incorporation of First Sentinel Bancorp, Inc.      *
               3.2               Bylaws of First Sentinel Bancorp, Inc.                            *
                4                Stock certificate of First Sentinel Bancorp, Inc.                 *
               11                Statement re: Computation of Ratios                             page 7
               27                Financial Data Schedule                                        attached
           -------------------------------------------------------------------------------------------------------

           * - Incorporated herein by reference into this document from the Registration Statement on Form S-1 and exhibits thereto of First Sentinel Bancorp, Inc. (formerly First Source Bancorp, Inc.), and any amendments or supplements thereto filed with the SEC on December 19, 1997 and amended on February 9, 1998, SEC File No. 333-42757.

           b.)  Reports on Form 8 - K
               ---------------------
           A report on Form 8-K was filed with the SEC on January 4, 1999, in which the Company reported under Item 2 of the report that it had completed the acquisition of Pulse Bancorp, Inc. An amendment to this report, including the financial statements of the Company on a consolidated basis, was filed on March 5, 1999 .

           The Company filed another report on Form 8-K with the SEC on January 6, 1999, in which it reported that it had changed its name from First Source Bancorp, Inc. to First Sentinel Bancorp, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST SENTINEL BANCORP, INC.




Date:  May 12, 1999                    By:    /s/ John P. Mulkerin
                                              -------------------
                                                 John P. Mulkerin
                                                 President and Chief Executive
                                                 Officer

Date:  May 12, 1999                    By:    /s/ Christopher Martin
                                              ---------------------
                                                 Christopher Martin
                                                 Executive Vice President and
                                                 Chief Operating and Financial
                                                 Officer and Corporate Secretary