Form 10-Q
period 1999-06-30
FIRST SENTINEL BANCORP INC
filed 1999-08-13
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended...........................         JUNE 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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

Yes   X  No    .
    ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at August 9, 1999
---------------------------       ---------------------------------------------
        Common Stock                             42,684,363 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                             Page #
PART I.   FINANCIAL INFORMATION                                                              ------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of June 30, 1999 (unaudited)
          and December 31, 1998 (audited)                                                      3

          Consolidated Statements of Income for the three and six months ended June 30,
          1999 and 1998 (unaudited)                                                            4

          Consolidated Statements of Stockholders' Equity for the six months ended June 30,
          1999 and 1998 (unaudited)                                                            5

          Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and
          1998 (unaudited)                                                                     6

          Notes to Unaudited Consolidated Financial Statements                                 7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                           9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                           15

PART II.  OTHER INFORMATION.                                                                  16

          SIGNATURES                                                                          17

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                           June 30,              December 31,
                                                                                             1999                   1998
                                                                                        ---------------        --------------
                                                                                          (unaudited)            (audited)
ASSETS
Cash and due from banks ..........................................................    $    17,050              $    22,831
Federal funds sold ...............................................................           --                     14,800
                                                                                      -----------              -----------
     Total cash and cash equivalents .............................................         17,050                   37,631
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost ......................         12,852                   12,852
Investment securities available for sale .........................................        203,584                  242,197
Mortgage-backed securities available for sale ....................................        668,703                  661,881
Loans receivable, net ............................................................        902,094                  854,697
Interest and dividends receivable ................................................         12,156                   13,556
Premises and equipment, net ......................................................         16,720                   16,481
Excess of cost over fair value of net assets acquired ............................          7,531                    7,956
Other assets .....................................................................         12,346                    7,807
                                                                                      -----------              -----------
     Total assets ................................................................    $ 1,853,036              $ 1,855,058
                                                                                      ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits .........................................................................    $ 1,253,931              $ 1,268,119
Borrowed funds ...................................................................        288,175                  264,675
Advances by borrowers for taxes and insurance ....................................          8,224                    6,969
Other liabilities ................................................................         14,787                   15,476
                                                                                      -----------              -----------
    Total liabilities ............................................................      1,565,117                1,555,239
                                                                                      -----------              -----------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares; issued and outstanding - none .....            --                       --
Common Stock,  $.01 par value, 85,000,000 shares  authorized
     43,107,075 and 42,684,363 shares issued and outstanding at 6/30/99 and
     43,105,497 and 42,675,397 shares issued and outstanding at 12/31/98 .........            431                      431
Paid-in capital ..................................................................        201,085                  201,105
Retained earnings ................................................................        116,501                  112,601
Accumulated other comprehensive (loss) ...........................................         (9,326)                   2,498
income
Less: Treasury stock .............................................................         (3,591)                  (3,664)
         Unearned Common Stock acquired by the Employee Stock
           Ownership Plan (ESOP) .................................................        (12,615)                 (13,073)
         Unearned Common Stock acquired by the Recognition and
           Retention Plan (RRP) ..................................................         (4,566)                     (79)
                                                                                      -----------              -----------
     Total stockholders' equity ..................................................        287,919                  299,819
                                                                                      -----------              ===========
     Total liabilities and stockholders' equity ..................................    $ 1,853,036              $ 1,855,058
                                                                                      ===========              ===========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                Quarter ended June 30,     Six months ended June 30,
                                                                             ----------------------------  -------------------------
                                                                                  1999          1998          1999         1998
                                                                             -------------   -----------   -----------   -----------
                                                                                      (Unaudited)                (Unaudited)
INTEREST INCOME:
  Loans ..................................................................  $    16,716      $    15,004  $    32,911    $    29,376
  Mortgage-backed securities held to maturity ............................           --            3,542           --          9,598
  Investment securities held to maturity .................................           --            2,786           --          5,297
  Investment and mortgage-backed securities
    available for sale ...................................................       13,766            8,476       27,515         13,442
                                                                            -----------      -----------  -----------    -----------
     Total interest income ...............................................       30,482           29,808       60,426         57,713
                                                                            -----------      -----------  -----------    -----------
INTEREST EXPENSE:
 Deposits:
   NOW and money market demand ...........................................        2,327            2,636        4,609          4,792
   Savings ...............................................................          982              685        1,989          1,820
   Certificates of deposit ...............................................        8,561            9,748       17,397         19,697
                                                                            -----------      -----------  -----------    -----------
     Total interest expense - deposits ...................................       11,870           13,069       23,995         26,309
  Borrowed funds .........................................................        4,040            2,810        7,827          5,900
                                                                            -----------      -----------  -----------    -----------
     Total interest expense ..............................................       15,910           15,879       31,822         32,209
                                                                            -----------      -----------  -----------    -----------
     Net interest income .................................................       14,572           13,929       28,604         25,504
Provision for loan losses ................................................          450              365          900            740
                                                                            -----------      -----------  -----------    -----------
     Net interest income after provision for loan losses .................       14,122           13,564       27,704         24,764
                                                                            -----------      -----------  -----------    -----------
OTHER OPERATING INCOME:
  Fees and service charges ...............................................          592              556        1,233          1,110
  Net gain on sales of loans and securities available for sale ...........          318               42          577            149
  Net gain on sale of deposits ...........................................           --               --           --          1,084
  Other, net .............................................................           93              141          240            298
                                                                            -----------      -----------  -----------    -----------
     Total other operating income ........................................        1,003              739        2,050          2,641
                                                                            -----------      -----------  -----------    -----------
OPERATING EXPENSES:
  Compensation and benefits ..............................................        3,456            3,248        6,801          6,405
  Occupancy ..............................................................          545              511        1,089          1,047
  Equipment ..............................................................          378              493          795            955
  Advertising ............................................................          353              304          603            521
  Federal deposit insurance ..............................................          191              191          388            378
  Amortization of intangibles ............................................          212              212          425            425
  General and administrative .............................................        1,171            1,063        2,264          1,999
                                                                            -----------      -----------  -----------    -----------
     Total operating expenses ............................................        6,306            6,022       12,365         11,730
                                                                            -----------      -----------  -----------    -----------
     Income before income tax expense ....................................        8,819            8,281       17,389         15,675
Income tax expense .......................................................        2,939            3,039        5,898          5,732
                                                                            -----------      -----------  -----------    -----------
     Net income ..........................................................  $     5,880      $     5,242  $    11,491    $     9,943
                                                                            ===========      ===========  ===========    ===========
Basic earnings per share .................................................  $      0.15      $      0.13  $      0.28    $      0.24
                                                                            ===========      ===========  ===========    ===========
Weighted average shares outstanding - Basic ..............................   40,489,683       41,922,455   40,694,868     42,173,415
                                                                            ===========      ===========  ===========    ===========
Diluted earnings per share ...............................................  $      0.14      $      0.12  $      0.28    $      0.23
                                                                            ===========      ===========  ===========    ===========
Weighted average shares outstanding - Diluted ............................   41,549,270       42,711,414   41,628,684     42,999,121
                                                                            ===========      ===========  ===========    ===========

See accompanying notes to the unaudited consolidated financial statements

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                        Accumulated
                                                                           Other                  Common    Common      Total
                                                                          Compre-                 Stock      Stock     Stock-
                                          Common    Paid In   Retained    hensive     Treasury   Acquired  Acquired   holders'
                                          Stock     Capital   Earnings  Income(Loss)   Stock     by ESOP    by RRP     Equity
                                        ---------------------------------------------------------------------------------------
Balance at December 31, 1997                $470     $59,348   $101,186       $1,295  ($16,677)    ($546)    ($183)   $144,893
Net proceeds from stock offering ......       --     162,232         --           --        --        --        --     162,232
Adjustment for Mutual Holding Co. .....       --       1,577         --           --        --        --        --       1,577
Purchase of ESOP shares................       --          --         --           --        --   (13,240)       --     (13,240)
Net income for the six months ended
 June 30, 1998 ........................       --          --      9,943           --        --        --        --       9,943
Cash dividends ........................       --          --     (3,155)          --        --        --        --      (3,155)
Net change in unrealized gain/(loss)
   on securities available for sale ...       --          --         --        1,317        --        --        --       1,317
Amortization of RRP ...................       --          --         --           --        --        --        52          52
Principal payments on ESOP loan........       --          74         --           --        --       274        --         348
Exercise of stock options .............        1         384         --           --        --        --        --         385
                                        ---------------------------------------------------------------------------------------
Balance at June 30, 1998                    $471    $223,615   $107,974       $2,612  ($16,677) ($13,512)    ($131)   $304,352
                                        =======================================================================================


Balance at December 31, 1998 ...........    $431    $201,105   $112,601       $2,498   ($3,664) ($13,073)     ($79)   $299,819
Net income for the six months
   ended June 30, 1999 .................      --          --     11,491           --        --        --        --      11,491
Cash dividends .........................      --          --     (4,517)          --        --        --        --      (4,517)
Net change in unrealized gain/(loss)
   on securities available for sale ....      --          --         --      (11,824)       --        --        --     (11,824)
Purchases of treasury stock ............      --          --         --           --    (8,991)       --        --      (8,991)
Exercise of stock options...............      --           6         --           --        --        --        --           6
Exercise of stock options, issued
   from existing treasury stock.........      --          --     (2,418)          --     3,360        --        --         942
Transfer of treasury stock to RRP ......      --          --       (656)          --     5,704        --    (5,048)         --
Amortization of RRP ....................      --          --         --           --        --        --       561         561
Principal payments on ESOP loan ........      --         (26)        --           --        --       458        --         432
                                        ---------------------------------------------------------------------------------------
Balance at June 30, 1999 ...............    $431    $201,085   $116,501      ($9,326)  ($3,591) ($12,615)  ($4,566)   $287,919
                                        =======================================================================================
See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                                            Six Months Ended
                                                                                       June 30,
                                                                              ---------------------------
                                                                                 1999              1998
                                                                              ----------        ---------
Cash flows from operating activities:                                                  (unaudited)
   Net income ...........................................................      $  11,491        $   9,943
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation of premises and equipment ...............................            682              650
   Amortization of excess of cost over fair value of assets acquired ....            425              425
   Amortization of ESOP .................................................            432              348
   Amortization of RRP ..................................................            561               52
   Net accretion of premiums and amortization of discounts ..............           (482)            (744)
   Provision for loan losses ............................................            900              740
   Provision for losses on real estate owned ............................             21               10
   Loans originated for sale ............................................         (7,023)          (5,316)
   Proceeds from sales of mortgage loans available for sale .............          6,999            5,341
   Net gain on sales of assets available for sale or trading ............           (578)            (149)
   Net gain on sales of real estate owned ...............................             --              (47)
   Decrease (increase) in interest and dividends receivable .............          1,400           (1,148)
   (Decrease) increase in other liabilities .............................           (689)             364
   Increase (decrease) in other assets ..................................          1,797             (596)
                                                                               ---------        ---------
         Net cash provided by operating activities ......................         15,936            9,873
                                                                               ---------        ---------
Cash flows from investing activities:
   Proceeds from sales/calls of investment securities available for sale.        101,753            9,281
   Maturities of investment securities ..................................             --           52,010
   Purchases of investment securities available for sale ................        (69,990)        (123,376)
   Purchases of investment securities ...................................             --           (1,880)
   Purchase of FHLB-NY stock ............................................             --             (369)
   Proceeds from sales of mortgage-backed securities available for sale .         72,201           41,453
   Principal payments on mortgage-backed securities .....................        130,341          104,963
   Purchases of mortgage-backed securities available for sale ...........       (219,687)        (179,182)
   Purchases of mortgage-backed securities ..............................             --           (5,541)
   Principal repayments on loans ........................................        137,202          107,046
   Origination of loans .................................................       (174,258)        (169,849)
   Purchases of mortgage loans ..........................................        (12,417)          (9,786)
   Proceeds from sale of real estate owned ..............................          1,252              946
   Purchases of premises and equipment ..................................           (921)          (2,022)
   Proceeds from sales of fixed assets ..................................             --              124
                                                                               ---------        ---------
          Net cash used in investing activities .........................        (34,524)        (176,182)
                                                                               ---------        ---------
Cash flows from financing activities:
   Net proceeds from stock offering and Mutual Holding Co. reorganization             --          163,809
   Purchase of treasury stock ...........................................         (8,991)              --
   Purchase of ESOP shares ..............................................             --          (13,240)
   Stock options exercised ..............................................            948              385
   Cash dividends paid ..................................................         (4,517)          (3,155)
   Net (decrease) increase in deposits ..................................        (14,188)           8,420
   Net increase in borrowed funds .......................................         23,500           16,554
   Net increase in advances by borrowers for taxes and insurance ........          1,255              919
                                                                               ---------        ---------
            Net cash (used in) provided by financing activities .........         (1,993)         173,692
                                                                               ---------        ---------
            Net (decrease) increase in cash and cash equivalents ........        (20,581)           7,383
Cash and cash equivalents at beginning of period ........................         37,631           29,903
                                                                               =========        =========
Cash and cash equivalents at end of period ..............................      $  17,050        $  37,286
                                                                               ---------        ---------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
       Interest .........................................................      $  31,339        $  31,927
       Income taxes .....................................................          4,619            5,924
   Non cash investing and financing activities for the period:
        Transfer of mortgage-backed securities from Held to Maturity
         to Available for Sale ..........................................             --          181,811
        Transfer of loans to real estate owned ..........................      $   1,242        $   3,021

See accompanying notes to unaudited consolidated financial statements.

                  FIRST SENTINEL BANCORP, INC. and SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X for First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") and its wholly-owned subsidiaries, First Savings Bank, SLA, ("First Savings" or the "Bank") Pulse Investment, Inc., Pulse Insurance Services, Inc. and Pulse Real Estate, Inc., and the Bank's wholly-owned subsidiaries, FSB Financial Corp., and 1000 Woodbridge Center Drive, Inc.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999. These interim financial statements should be read in conjunction with the December 31, 1998 annual report.

(2)  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the daily average number of common shares outstanding during the period. Common stock equivalents are not included in the calculation.

Diluted earnings per share is computed similarly to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued utilizing the treasury stock method.

Calculation of Basic and Diluted Earnings Per Share

--------------------------------------------------------
(dollars in thousands, except per share data)

                                                   Three Months ended June 30,       Six Months ended June 30,
                                               --------------------------------   ------------------------------
                                                   1999              1998             1999              1998
                                               --------------    --------------    -------------   -------------
Net income                                    $         5,880   $         5,242   $      11,491   $        9,943
                                               ==============    ==============    =============   =============
Basic weighted-average common shares
     Outstanding                                   40,489,683        41,922,455      40,694,868       42,173,415
Plus: Dilutive stock options and awards             1,059,587           788,959         933,816          825,706
                                               --------------    --------------    -------------   -------------
Diluted weighted-average common
     shares outstanding                            41,549,270        42,711,414      41,628,684       42,999,121
                                               ==============    ==============    =============   =============
Net income per common share:
   Basic                                      $          0.15   $         0.13    $        0.28   $         0.24
                                               ==============    ==============    =============   =============
   Diluted                                    $          0.14   $         0.12    $        0.28   $         0.23
                                               ==============    ==============    =============   =============

(3)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.055 per share on April 28, 1999, payable May 28, 1999, to stockholders of record on May 14, 1999.

(4) COMMITMENTS AND CONTINGENCIES

At June 30, 1999, the Company had the following commitments: (i) to originate loans of $78.9 million; (ii) to purchase mortgage loans of $8.1 million; (iii) to sell mortgage loans of $400,000; (iv) to purchase investment securities of $18.4 million, (v) unused equity lines of credit of $41.0 million; (vi) unused commercial lines of credit of $14.4 million; (vii) unused construction lines of credit of $38.1 million; and (viii) letters of credit outstanding totaling $2.9 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $562.3 million at June 30, 1999.

(5) ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses.

                                               For the six months ended June 30,
                                             -----------------------------------
                                                     1999              1998
                                                 -----------       -----------
                                                   (unaudited)(in thousands)
      Balance at beginning of period               $9,505            $8,454
      Provision charged to operations                 900               740
      Charge offs, net of recoveries                  (79)             (431)
                                                      ----             -----

      Balance at end of period                    $10,326            $8,763
                                                  =======            ======

(6) COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was ($333,000) and $11.1 million for the six months ended June 30, 1999 and 1998, respectively.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends FASB Statement 65 "Accounting for Certain Mortgage Banking Activities." It requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this Statement did not have a material impact on the financial position or results of operations of the Company.

FIRST SENTINEL BANCORP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

Statements contained in this report that are not historical fact are forward-looking statements, as that term is defined in the Private Securities Reform Act of 1995. Such statements may be characterized as management's intentions, hopes, beliefs, expectations or predictions of the future. It is important to note that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Factors that could cause future results to vary materially from current expectations include, but are not limited to, changes in interest rates, competition by larger financial institutions, deposit and loan growth, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, legislative and regulatory changes, changes in the economy generally and changes in business conditions in the New Jersey market.

CONVERSION AND REORGANIZATION

On April 8, 1998, First Savings Bank and its mutual holding company, First Savings Bancshares, MHC, completed a conversion and reorganization into the stock holding company structure, forming First Sentinel as the new stock holding company and issuing shares of First Sentinel Common Stock in the process (the "Conversion and Reorganization"). As part of the Conversion and Reorganization, the Company sold 16,550,374 shares of Common Stock in a Subscription and Community Offering, raising gross proceeds of $165.6 million. Concurrently, the Company issued 14,820,016 shares of Common Stock in exchange for shares of First Savings Bank, SLA common stock on a 3.9133-for-1 basis (the "Conversion Exchange Ratio") in an exchange offering. All per share and earnings per share data have been restated to reflect the 3.9133 Conversion Exchange Ratio.

On December 18, 1998, the Company acquired Pulse Bancorp, Inc. ("Pulse"). Each share of Pulse was converted into 3.764 shares of the Company's common stock. A total of 12,066,298 shares were issued, including 800,000 treasury stock shares, to complete the transaction. The acquisition has been accounted for under the pooling-of-interests method of accounting and accordingly, the Company's consolidated financial statements include the accounts and activity of Pulse for all periods presented.

YEAR 2000 COMPLIANCE ISSUES.

The Company has adopted a Year 2000 Compliance Plan and established a Year 2000 Compliance Committee, which includes members of senior management from all operating areas. The objectives of the plan and the committee are to ensure that the Company will be prepared for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Year 2000 Compliance
Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases entail the identification of risks, the development of an action plan, the performance of adequate testing and the completion of certification that the Company's processing systems will be Year 2000 Compliant. As of June 30, 1999, all phases of the plan were substantially completed, although certain procedures remain ongoing. Progress reports on the implementation of the plan are reviewed by the Board of Directors on a monthly basis.

An integral component of the plan has been to identify and assess the capabilities of the Company's operating systems, as well as the operating systems of third parties upon which the Company's operations are dependent. The Company's primary operating software is obtained from, and maintained by, an external provider of software. This software is the Company's primary source of information technology ("IT"), and is considered "mission critical" to the Company's Year 2000 compliance. In August 1998, the vendor provided the Company with remediated software and written notification that the remediated software was Year 2000 compliant. The Company has installed this software and performed detail tests on both the software and hardware on various dates through April 30, 2001. No material problems have been encountered during such testing. The tests and results used to certify the system as compliant have also been reviewed by an independent Year 2000 consultant engaged by the Company for that purpose.

The Company has also performed minor modifications to the software obtained from the vendor. It is the Company's sole responsibility to ensure that any modifications to the software are Year 2000 compliant. This operation is currently in progress. The Company has retained an additional consultant to assist in the documentation and detailed review of the modifications to the software. The modifications to the software being performed by the Company are not considered mission critical as the software can process all transactions effectively without the modifications.

The Company has substantially completed testing of all other IT systems as well. These systems are also provided to the Company by third party vendors, all of whom have provided written assurances to the Company that the systems are, or are expected to be, Year 2000 compliant before the year-end. The Company has also contacted all other material vendors and suppliers of non-IT systems regarding their Year 2000 state of compliance. The majority of these third party vendors and suppliers have delivered written assurances to the Company that they will have all mission critical systems compliant, and that there will be no interruption in service. The Company has established internal guidelines, by which time material vendors and suppliers must be compliant, or the Company will seek alternate vendors and suppliers. Based upon its current assessment, management believes that the Company's material third party vendors are taking the necessary steps to ensure Year 2000 compliance. There can be no assurances, however, that such third parties will be compliant by year-end.

In addition, the Company has contacted all material borrowers to assess their Year 2000 readiness, and is in the process of finalizing the review and assessment of their responses. The Company has also incorporated a Year 2000 readiness review in its loan application process, in order to reduce exposure to a new borrower's failure to be Year 2000 ready. Based upon a review of its material borrowers as of April 1999, the Company does not anticipate any material losses resulting from a borrower's lack of preparedness. All new borrowers since that time have been evaluated for Year 2000 preparation in the loan review process, with the exception of those loans purchased by the Company in connection with the acquisition of Pulse. A review of the former Pulse borrowers for Year 2000 preparedness is in progress. Because the majority of Pulse loans are secured by real estate, management does not anticipate any material losses on such loans. Despite these measures, however, there can be no assurances that the Company will not suffer any losses due to a borrower's failure to be Year 2000 compliant or that the Company will not have to establish any reserves for any such potential losses.

The Company expects that customers may desire to withdraw funds in the weeks preceding the century date change. In order to address that potential consequence, the Company expects to have additional liquid assets available toward year-end. The Company is significantly in excess of the OTS liquidity requirements, and anticipates remaining so throughout 1999. Management has developed a detailed Liquidity Plan that includes procedures for addressing liquidity needs in the final weeks of 1999. The Liquidity Plan is expected to reduce interest-earning assets and net interest income for that period. Any such reduction, however, is expected to be immaterial to the results of operations or financial condition of the Company.

Management has also developed a Contingency Plan that incorporates both remediation and business continuity plans. The remediation contingency plans focus on implementing oversight mechanisms to ensure that the Company's Compliance Plan achieves its intended results of renovating, testing and implementing necessary changes to all mission critical systems prior to January 1, 2000. The business continuity plans set forth the necessary policies and procedures to follow in the event that critical business functions are interrupted or impaired due to internal system or third party failures. These plans are an enhancement of the Company's existing Disaster Recovery Plan, and combined, are intended to help ensure the continuity of operations in the event of a loss of critical resources. Testing of the Contingency Plan is in progress, and is expected to continue through September 30, 1999.

While the Company has not determined the final cost of compliance, it currently anticipates such cost to be immaterial to the results of operations or financial condition of the Company. The costs specifically attributable to Year 2000 compliance are the engagement of the two consultants discussed above and the hiring of temporary help to address the additional workload created by the Year 2000 compliance process. In addition, the Company has initiated a Customer Awareness Campaign to educate consumers on Year 2000 issues, which has incurred certain expenses. To date, the Company has expensed $92,000 for each of 1998 and the first six months of 1999. A total expense of $250,000 is budgeted for 1999.

Management believes that it is taking all reasonable and appropriate steps to prepare for the Year 2000, and believes that its efforts are on schedule. Due to the general uncertainty inherent with Year 2000 issues, and the inability to control external parties or circumstances upon which the Company may be dependent, however, there can be no assurances that the Company will not be adversely affected by the century date change. Such adverse impact could result from failures of the Company's internal systems, failures of material third party vendors or failures of material borrowers. The Company could also be subjected to litigation from customers, borrowers or vendors due to either internal or external Year 2000 failures. All disclosure concerning the Year 2000 date change should be considered "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act. The Year 2000 information provided herein should be read in conjunction with the Year 2000 Information and Readiness Disclosure Act which, among other things, mandates that certain Year 2000 readiness disclosures may not be used in litigation.

ASSETS. Total assets remained relatively stable at $1.9 billion at June 30, 1999, reflecting a decrease of $2.0 million, or 0.1% from December 31, 1998. The change in assets consisted primarily of increases in loans receivable and mortgage-backed securities ("MBS") available for sale, offset by decreases in investment securities available for sale and federal funds sold. Net loans increased $47.4 million, or 5.6%, to $902.1 million as of June 30, 1999, from $854.7 million at December 31, 1998. The increase was due primarily to loan originations exceeding loan amortization, prepayments and sales. Mortgage loan originations for the six months ended June 30, 1999 were $174.3 million, which represented a 2.6% increase over originations of $169.8 million for the comparable 1998 period. Single-family fixed-rate first mortgage loan originations totaled 36% of production, while adjustable-rate single-family first mortgage loans accounted for 22% of total originations for the first six months of 1999. Also during the first six months of 1999, commercial real estate and multi-family loan originations totaled $29.5 million, or 17% of total originations, while construction lending totaled $16.3 million, or 10%. During the same period, consumer loan originations, including home equity loans and credit lines, totaled $23.0 million. Repayment of principal on loans totaled $137.2 million for the six months ended June 30, 1999, as compared to $105.0 million for the same period in 1998. Management has emphasized the origination of loans in an effort to increase loans as a percentage of assets. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company.

MBS available for sale increased $6.8 million, or 1.03%, to $668.7 million at June 30, 1999, from $661.9 million at December 31, 1998. The increase was primarily due to purchases of $219.7 million exceeding sales and principal repayments of $72.2 million and $130.3 million, respectively. There was also a market value adjustment of ($11.8 million) reflecting the change in the value of the MBS portfolio as interest rates rose in anticipation of a change in Federal Reserve monetary policy, which widened spread and affected MBS pricing. Management expects the market value to recover and has the ability to carry these securities through various interest rate scenarios.

Investment securities available for sale decreased $38.6 million, or 15.9%, to $203.6 million as of June 30, 1999 from $242.2 million at December 31, 1998. For the six months ended June 30, 1999, sales and calls of investment securities available for sale totaled $101.8 million, while purchases totaled $70.0 million. Calls of investment securities available for sale were concentrated in the portfolio obtained through the Pulse acquisition. Federal funds sold decreased $14.8 million from December 31, 1998 as these funds were deployed in other areas. Other assets increased $4.5 million, or 58.1%, to $12.3 million at June 30,

1999, compared with $7.8 million at December 31, 1998. The increase was primarily due to the increased deferred tax benefit caused by the decrease in the market value of the securities available for sale portfolios.

LIABILITIES. Deposits decreased $14.2 million, or 1.1%, to $1.3 billion at June 30, 1999. The Company continued to experience deposit outflows at the former Pulse branches. The outflow was concentrated primarily in certificates of deposit at the former Pulse branches, as opposed to the balance of the core deposit base, as management lowered the rates on higher-costing certificates of deposit. The Company continues to focus on a reduction in the dependence on certificates of deposit as its primary funding source. Borrowed funds increased $23.5 million, or 8.9%, to $288.2 million at June 30, 1999, from $264.7 million at December 31, 1998. The increased borrowed funds were used primarily to fund loan originations and to purchase MBS available for sale, and, to a lesser degree, mitigate deposit outflows. Advances by borrowers for taxes and insurance increased $1.3 million, or 18.0%, to $8.2 million at June 30, 1999, from $7.0 million at December 31, 1998, primarily due to the increase in the residential loan portfolio. Other liabilities decreased $689,000, or 4.5%, to $14.8 million at June 30, 1999, from $15.5 million at December 31, 1998, primarily due to decreases in income taxes payable and various other accrual accounts.

CAPITAL. The Company's stockholders' equity decreased $11.9 million, or 4.0%, to $287.9 million at June 30, 1999, from $299.8 million at December 31, 1998. The primary reasons for the decrease were the net change in accumulated other comprehensive income (loss) on the unrealized loss on securities available for sale of $11.8 million, the purchase of $3.3 million of treasury stock during the first six months of 1999 and the $5.7 million purchase of common stock to fund unearned stock awards granted under the Company's 1998 Stock-Based Incentive Plan. Cash dividends of $4.5 million further contributed to the decrease. These decreases were partially offset by net income of $11.5 million for the six months ended June 30, 1999.

The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum tangible, core and risk-based capital requirements. At June 30, 1999, the Bank exceeded all regulatory capital requirements, as follows:

                                Required                   Actual
                          ----------------------    ----------------------         Excess of Actual
                                        % of                      % of             over Regulatory
                            Amount     Assets         Amount     Assets             Requirements
                          ----------- ----------    ----------- ----------     -----------------------
                                              (Dollars in thousands) (Unaudited)
Tangible Capital             $27,600      1.50%       $228,624     12.43%             $201,024
Core Capital                  55,199      3.00%        228,624     12.43%              173,425
Risk-based Capital            58,537      8.00%        237,784     32.50%              179,247

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

The most significant source of funds for the first six months of 1999 were principal repayment and prepayment of loans and mortgage-backed securities, totaling $137.2 million and $130.3 million, respectively. Other significant sources of funds for the six months ended June 30, 1999, were sales and calls of investment securities available for sale of $101.8 million and sales of MBS available for sale totaling $72.2 million, and borrowed funds totaling $23.5 million.

The primary investing activities of the Company for the first six months of 1999 were the purchases of mortgage-backed securities available for sale totaling $219.7 million, origination of loans totaling $174.3 million, and the purchases of investment securities available for sale totaling $70.0 million. Other significant uses of funds during the six months ended June 30, 1999, were $12.4 million in purchases of mortgage loans, $14.2 million in decreased deposits and $9.0 million for the repurchase of common stock.

The Bank is required to maintain an average daily balance of liquid assets as defined by OTS regulations. This ratio is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.00%. The Bank's liquidity ratio at June 30, 1999, was 48.4% and assets qualifying for liquidity purposes totaled $614.5 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

RESULTS OF OPERATIONS. Earnings for the three and six months ended June 30, 1999, totaled $5.9 million and $11.5 million, respectively, with basic/diluted earnings per share of $0.15/$0.14 and $0.28/$0.28, respectively. This represented an increase of $638,000 and $1.5 million, or 12.2% and 15.6%, respectively, over the net income of $5.2 million and $9.9 million, or $0.13/$0.12 and $0.24/$0.23 basic/diluted earnings per share, respectively, for the comparable 1998 periods. Earnings for the six months ended June 30, 1998 were augmented by a $687,000 after tax, non-recurring gain on the sale of deposits. The 1999 increase in net income, exclusive of the 1998 non-recurring gain, was $2.2 million. The increase in net income in 1999 was partially due to earnings on the net proceeds from the Company's Conversion and Reorganization in 1998. The proceeds raised in the Conversion and Reorganization allowed the Company to increase interest-earning assets without a corresponding increase in interest bearing liabilities.

INTEREST INCOME. Interest income for the three and six months ended June 30, 1999, increased by $674,000 and $2.7 million, or 2.3% and 4.7%, respectively, from the same periods in 1998. Interest on loans increased $1.7 million and $3.5 million, or 11.4% and 12.0%, respectively, to total $16.7 million and $32.9 million for the three and six months ended June 30, 1999, as compared to $15.0 million and $29.4 million for the same period in 1998. The increase was primarily due to loan originations exceeding principal repayments and sales. The average balance of the loan portfolio for the six month period ended June 30, 1999 increased to $899.5 million from $750.2 million for 1998, while the average yield on the portfolio decreased to 7.32% for the six months ended June 30, 1999, from 7.83% for the same period in 1998. The decrease in interest rates has affected the yield on the portfolio as the rates on principal repayments have exceeded the rates on new loans. In addition, the decrease in interest rates in the early part of 1999 negatively affected the repricing of ARM loans as these loans reprice based on external indices.

As of December 31, 1998, the Company had classified the entire balance of all MBS and investment securities as available for sale. It is anticipated that all MBS and investment security purchases will be classified as available for sale for the foreseeable future. Such classification is also the reason for the significant increase in the investments and MBS available for sale category. The average balance of the available for sale portfolios totaled $918.7 million, with an annualized yield of 5.99% for the six months ended June 30, 1999, while the combined available for sale and held to maturity portfolios' average balance was $859.7 million with an annualized yield of 6.59% for the six months ended June 30, 1998. The decrease in interest rates significantly affected the yield on the portfolio. Rates on investment securities available for sale were negatively affected as higher yielding investments were called and rates on replacement securities were lower than the rates on the securities that were called, although more call protection was added to the portfolio. The yield on the MBS available for sale portfolio was also negatively affected as higher yielding instruments prepaid. Due to market interest rates, new purchases had a lower yield than the components of the portfolio in 1998. Growth in interest-earning assets is expected to continue. Yields on the portfolio will continue to be affected by market interest rates.

INTEREST EXPENSE. Interest expense increased $31,000 to $15.9 million for the three months ended June 30, 1999, compared to $15.9 million for the same period in 1998. For the six months ended June 30, 1999, interest expense decreased $387,000 to $31.8 million, compared to $32.2 million for the comparable 1998 period. Interest expense on deposits decreased $1.2 million and $2.3 million, or 9.2% and 8.8%, respectively, to $11.8 million and $24.0 million for the three and six months ended June 30, 1999, as compared to $13.1 million and $26.3 million for the same periods in 1998. Management continued to concentrate its efforts on increasing the level of core accounts and decreasing certificate accounts as a percentage of overall deposits. The increase in the average balance of NOW and money market demand accounts, along with the increase in the average balance of non-interest bearing deposits, reflects this strategy. The average balance of these core accounts totaled $512.5 million for the six months ended June 30, 1999, as compared to $468.8 million for the same period in 1998. The average interest cost on deposits for the six months ended June 30, 1999 was 3.94% as compared to 4.41% for the same period in 1998. The decreased cost was partially attributable to the sale of higher rate deposits in a branch that was sold in the first quarter of 1998. The decrease in the average balance of certificates of deposit to $702.6 million for the six months ended June 30, 1999, from $725.2 million for the same period in 1998 was due primarily to the sale of the branch discussed above and by management's reduction in the interest rates offered to certificate customers. The average cost of certificates over the six-month period ended June 30, 1999, was 4.95%, as compared to 5.43% over the same period in 1998. Management will continue to offer certificate rates that are competitive, but lower than certain area competition. This strategy may continue to cause a limited outflow of funds. Interest on borrowed funds for the three and six months ended June 30, 1999, increased $1.2 million and $1.9 million, or 43.8% and 32.7%, respectively, to $4.0 million and $7.8 million, compared to $2.8 million and $5.9 million for the same respective periods in 1998. The increase in the average balance of borrowed funds for the six months ended June 30, 1999, to $292.2 million, from $194.5 million was attributable to management's continuing strategy to fund the purchase of investment and mortgage-backed securities through the use of borrowed funds, where accretive to earnings, and to mitigate the deposit outflow of certificates of deposit accounts. This strategy is expected to continue and borrowings can be expected to continue to increase as a percentage of total liabilities. Offsetting the increase in the average balance of borrowed funds was the reduced interest cost to 5.36% for the six months ended June 30, 1999, from 6.06% for the same period in 1998.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $643,000 and $3.1 million, or 4.6% and 12.2%, respectively, to $14.6 million and $28.6 million for the three and six months ended June 30, 1999, compared to $13.9 million and $25.5 million for the same periods in 1998. The increase was due to the changes in interest income and interest expense described above. The net interest margin decreased to 3.29% and 3.15% for the three and six months ended June 30, 1999, from 3.39% and 3.17% for the same periods in 1998, as market rates increased significantly in the second quarter of 1999. The interest rate spread decreased slightly to 2.67% and 2.42% for the three and six months ended June 30, 1999, from 2.70% and 2.53% for the same periods in 1998. The decrease was primarily attributable to increasing market interest rates, a flattening yield curve and an increase in the volume of prepayments.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and six months ended June 30, 1999, increased $85,000 and $160,000, or 23.3% and 21.6%, respectively,  to $450,000 and  $900,000,  compared to $365,000 and $740,000 for the same periods in 1998. The increase in the provision was due to the increase in the balance of the loan portfolio and a shift in its composition. Net loans increased $47.4 million for the six months ended June 30, 1999, and the balances of construction and commercial real estate loans also increased. In management's opinion, the allowance for loan losses, totaling $10.3 million at June 30, 1999, is adequate to cover losses inherent in the portfolio. The amount of the provision is based on management's evaluation of any risk inherent in the loan portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding nonaccrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest is considered doubtful, generally 90 days or more delinquent, and when, or combined with, loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Total foreclosed real estate ("REO"), net, totaled $1.4 million at June 30, 1999 and consisted of 11 properties. The largest individual property, carried at $654,000, was under contract for sale at June 30, 1999. Management continues to pursue the sale of REO properties in an expedient manner.

 (dollars in thousands)                                 June 30,      Mar. 31,    Dec. 31,   Sept. 30,    June 30,
                                                          1999          1999       1998         1998        1998
                                                        --------    ---------    --------    --------     -------
Non-accrual mortgage loans .........................     $2,537     $3,112       $2,648       $2,429       $2,327
Non-accrual other loans ............................         82         94           92           93          118
                                                        --------    -------     --------     --------    --------
 Total non-accrual loans ...........................      2,619      3,206        2,740        2,522        2,445
Loans 90 days or more delinquent and
 still accruing ....................................        224        127        1,525        1,292        1,246
Restructured loans..................................          -          -            -        2,081        2,089
                                                        --------    -------     --------     --------    --------
Total non-performing loans .........................      2,843      3,333        4,265        5,895        5,780
Total foreclosed real estate, net of related
 allowance..........................................      1,422      1,516        1,453        2,356        3,624
                                                        ========    =======     ========     ========    ========
Total non-performing assets ........................     $4,265     $4,849       $5,718       $8,251       $9,404
                                                        ========    =======     ========     ========    ========
Non-performing loans to loans receivable, net ......       0.32%      0.38%        0.50%        0.71%        0.74%
Non-performing assets to total assets ..............       0.23%      0.26%        0.31%        0.46%        0.53%

OTHER OPERATING INCOME. Other operating income increased $264,000, or 35.7%, to $1.0 million for the three months ended June 30, 1999, compared to $739,000 for the same period in 1998. The increase is primarily due to increased gains on sales of loans and securities during the quarter. For the six months ended June 30, 1999, other operating income totaled $2.1 million, a decrease of $591,000, or 22.4% from the same period in 1998. Fees and service charges increased $123,000, or 11.1%, to $1.2 million for the six months ended June 30, 1999, compared to $1.1 million for the same period in 1998 as management continued to target, as a priority, growth in non-interest income accounts and the growth in fees and service charges. Also, as a part of the conversion of the former Pulse accounts, service charges were waived for a three-month period ending in September of 1999. The increase in net gain on sales of loans and securities was primarily due to sales of MBS. During the six months ended June 30, 1999, management disposed of numerous MBS whose principal balance had been reduced significantly due to paydowns, accompanied by adjustable-rate MBS whose price performance target had been attained. The net gain on sale of deposits represented the gain resulting from the sale of the Eatontown branch office to another financial institution in February, 1998.

OPERATING EXPENSES. Operating expenses for the three and six months ended June 30, 1999, increased $284,000 and $635,000, or 4.7% and 5.4%, respectively, to
$6.3 million and $12.4 million, compared to $6.0 million and $11.7 million for the same periods in 1998. The increase in compensation and benefits was primarily due to: the expenses associated with the Bank's Employee Stock Ownership Plan and the Company's 1998 Stock-Based Incentive Plan; the compensation cost associated with the opening of two branch offices; and a cost of living salary increase in the first quarter of 1999. These increases were partially mitigated by First Savings offering a voluntary retirement incentive that reduced payroll beginning in the first quarter of 1999. Equipment expense for the three and six months ended June 30, 1999, totaled $378,000 and $795,000, a decrease of $115,000 and $160,000, or 23.3% and 16.8%, respectively, due to expenses incurred in 1998 for the opening of a new office and new computer equipment purchased by the former Pulse Bank. Advertising expense increased $49,000 and $82,000, or 16.1% and 15.7%, respectively, to $353,000 and $603,000 for the three and six months ended June 30, 1999, compared to $304,000 and $521,000 for the same period in 1998, as the Company continued to solicit additional loan volumes and direct mail promotions for the new branch openings. General and administrative expenses increased $108,000 and $265,000, or 10.2% and 13.3%, respectively, to $1.2 million and $2.3 million for the three and six months ended June 30, 1999, and was primarily related to expenses incurred in conjunction with operating as a full stock company, including franchise taxes, and also expenses related to the conversion of the data systems from the former Pulse data center to the Company's in-house systems.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 1999).

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

Item 2.  CHANGES IN SECURITIES.
         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         The results of the Annual Meeting of Stockholders, held on April 29, 1999, were previously reported in the Form 10-Q for the quarter ended March 31, 1999, filed with the Securities and Exchange Commission on May 12, 1999.

Item 5.  OTHER INFORMATION.
         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         a.) Exhibits

          ---------------------------------------------------------------------------------------------
               Exhibit
               Number                                Description                           Reference
          ---------------------------------------------------------------------------------------------
                 3.1         Certificate of Incorporation of First Sentinel Bancorp,           *
                             Inc.
                 3.2         Bylaws of First Sentinel Bancorp, Inc.                            *
                  4          Stock certificate of First Sentinel Bancorp, Inc.                 *
                 11          Statement re: Computation of Ratios                             page 7
                 27          Financial Data Schedule                                        attached
          ---------------------------------------------------------------------------------------------

          b.) Reports on Form 8 - K
              None

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


                          FIRST SENTINEL BANCORP, INC.




Date:  August 13, 1999            By:   \s\ John P. Mulkerin
                                        --------------------
                                            John P. Mulkerin
                                            President and Chief Executive
                                            Officer


Date:  August 13, 1999            By:   \s\ Christopher Martin
                                        ----------------------
                                            Christopher Martin
                                            Executive Vice President and Chief
                                            Operating and Financial Officer and
                                            Corporate Secretary