Form 10-Q
period 1999-09-30
FIRST SENTINEL BANCORP INC
filed 1999-11-10
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ..............................SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No.: 000-23809


                          FIRST SENTINEL BANCORP, INC.
             (exact name of registrant as specified in its charter)


             DELAWARE                                    22-3566151
 (State or other jurisdiction                     (IRS Employer I.D. No.)
of incorporation or organization)

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

Yes______X      No______.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                          OUTSTANDING AT OCTOBER 31, 1999
--------------------------------        -------------------------------------
        Common Stock                              39,777,009 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q
                                                                          PAGE #
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of September
                30, 1999 and December 31, 1998                                 3

                Consolidated Statements of Income for the three and nine months
                ended September 30, 1999 and 1998                              4

                Consolidated Statements of Stockholders' Equity for the nine
                months ended September 30, 1999 and 1998                       5

                Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1999 and 1998                                    6

                Notes to Consolidated Financial Statements                     7

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      9

Item 3.         Quantitative and Qualitative Disclosure About Market Risk     16

PART            II. OTHER INFORMATION.                                        17

                SIGNATURES                                                    18

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)

                                                                                     September 30,         December 31,
                                                                                         1999                  1998
                                                                                   ----------------       --------------

ASSETS
Cash and due from banks.........................................................  $          19,020      $        22,831
Federal funds sold..............................................................                 --               14,800
                                                                                   ----------------       --------------
     Total cash and cash equivalents............................................             19,020               37,631
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost.....................             15,732               12,852
Investment securities available for sale........................................            232,964              242,197
Mortgage-backed securities available for sale...................................            629,482              661,881
Loans receivable, net...........................................................            957,870              854,697
Interest and dividends receivable...............................................             12,045               13,556
Premises and equipment, net.....................................................             16,685               16,481
Excess of cost over fair value of net assets acquired...........................              7,318                7,956
Other assets....................................................................             13,223                7,807
                                                                                   ----------------       --------------
     Total assets...............................................................  $       1,904,339      $     1,855,058
                                                                                   ================       ==============

------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits........................................................................  $       1,237,628      $     1,268,119
Borrowed funds..................................................................            383,325              264,675
Advances by borrowers for taxes and insurance...................................              8,452                6,969
Other liabilities...............................................................             12,784               15,476
                                                                                   ----------------       --------------
    Total liabilities...........................................................          1,642,189            1,555,239
                                                                                   ----------------       --------------
STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares; issued and outstanding - none....                  -                    -
Common Stock,  $.01 par value,  85,000,000  shares  authorized;  43,106,742 and 39,777,009 shares issued and outstanding at 9/30/99 and
     43,105,497 and 42,675,397 shares issued and outstanding at 12/31/98........                431                  431
Paid-in capital.................................................................            201,053              201,105
Retained earnings...............................................................            119,448              112,601
Accumulated other comprehensive (loss) income...................................            (12,386)               2,498
Less: Treasury stock (3,329,733  and 430,100 shares at September 30, 1999 and
        December 31, 1998, respectively) .......................................            (29,705)              (3,664)
      Unearned Common Stock acquired by the Employee Stock
        Ownership Plan (ESOP)...................................................            (12,385)             (13,073)
      Unearned Common Stock acquired by the Recognition and
        Retention Plan (RRP)....................................................             (4,306)                 (79)
                                                                                   ----------------       --------------
      Total stockholders' equity................................................            262,150              299,819
                                                                                   ----------------       --------------
      Total liabilities and stockholders' equity................................  $       1,904,339      $     1,855,058
                                                                                   ================       ==============


   See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                                     Three months ended             Nine months ended September
                                                                        September 30,                           30,
                                                                -------------------------------    -------------------------------
                                                                    1999             1998              1999             1998
                                                                --------------   --------------    --------------   --------------
INTEREST INCOME

  Loans........................................................$        17,359  $        15,748   $        50,270  $        45,124
  Mortgage-backed securities held to maturity..................             --            2,212                --           11,810
  Investment securities held to maturity.......................             --            1,799                --            7,096
  Investment and mortgage-backed securities
    available for sale.........................................         13,728           10,400            41,243           23,842
                                                                --------------   --------------    --------------   --------------
     Total interest income.....................................         31,087           30,159            91,513           87,872
                                                                --------------   --------------    --------------   --------------

INTEREST EXPENSE:
 Deposits:
   NOW and money market demand ................................          2,404            2,725             7,013            7,517
   Savings.....................................................            981              677             2,970            2,497
   Certificates of deposit.....................................          8,384            9,918            25,781           29,615
                                                                --------------   --------------    --------------   --------------
     Total interest expense - deposits.........................         11,769           13,320            35,764           39,629
 Borrowed funds................................................          4,363            3,054            12,190            8,954
                                                                --------------   --------------    --------------   --------------
     Total interest expense....................................         16,132           16,374            47,954           48,583
                                                                --------------   --------------    --------------   --------------
     Net interest income.......................................         14,955           13,785            43,559           39,289
 Provision for loan losses.....................................            300              352             1,200            1,092
                                                                --------------   --------------    --------------   --------------
     Net interest income after provision for loan losses.......         14,655           13,433            42,359           38,197
                                                                --------------   --------------    --------------   --------------

OTHER OPERATING INCOME:
  Fees and service charges.....................................            626              569             1,859            1,679
  Net gain on sales of loans and securities available for sale.            273              372               850              521
  Net gain on sale of deposits.................................             --               --                --            1,084
  Other, net...................................................            (53)             142               187              440
                                                                --------------   --------------    --------------   --------------
     Total other operating income..............................            846            1,083             2,896            3,724
                                                                --------------   --------------    --------------   --------------

OPERATING EXPENSES:
  Compensation and benefits....................................          3,362            3,425            10,163            9,830
  Occupancy....................................................            582              542             1,671            1,589
  Equipment....................................................            444              484             1,239            1,439
  Advertising..................................................            350              193               953              714
  Federal deposit insurance....................................            186              190               574              568
  Amortization of intangibles..................................            213              213               638              638
  General and administrative...................................          1,048            1,118             3,312            3,117
                                                                --------------   --------------    --------------   --------------
     Total operating expenses..................................          6,185            6,165            18,550           17,895
                                                                --------------   --------------    --------------   --------------
     Income before income tax expense..........................          9,316            8,351            26,705           24,026

Income tax expense.............................................          3,164            2,720             9,062            8,452
                                                                --------------   --------------    --------------   --------------
     Net income................................................$         6,152  $         5,631   $        17,643  $        15,574
                                                                ==============   ==============    ==============   ==============

Basic earnings per share.......................................$          0.15  $          0.13   $          0.44  $          0.37
                                                                ==============   ==============    ==============   ==============

Weighted average shares outstanding - Basic ...................     39,709,257       41,995,394        40,364,014       42,113,311
                                                                ==============   ==============    ==============   ==============

Diluted earnings per share.....................................$          0.15  $          0.13   $          0.43  $          0.36
                                                                ==============   ==============    ==============   ==============

Weighted average shares outstanding - Diluted..................     40,028,012       42,669,009        40,784,389       42,768,096
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


                                                                        Accumulated
                                                                           Other                  Common    Common      Total
                                                                          Compre-                 Stock      Stock     Stock-
                                          Common    Paid In   Retained    hensive     Treasury   Acquired  Acquired   holders'
                                          Stock     Capital   Earnings  Income(Loss)   Stock     by ESOP    by RRP     Equity
                                        -----------------------------------------------------------------------------------------
Balance at December 31, 1997 ..........      $470    $59,348   $101,186       $1,295  ($16,677)     ($546)    ($183)   $144,893

Net proceeds from stock offering.......        --    162,232         --           --        --         --        --     162,232
Adjustment for Mutual Holding Co. .....        --      1,577         --           --        --         --        --       1,577
Purchase of ESOP shares................        --         --         --           --        --    (13,240)       --     (13,240)
Net income for the nine months ended
   September  30, 1998.................        --         --     15,574           --        --         --        --      15,574
Cash dividends.........................        --         --     (5,208)          --        --         --        --      (5,208)
Net change in unrealized gain/(loss)
   on securities available for sale....        --         --         --        2,345        --         --        --       2,345
Amortization of RRP....................        --         --         --           --        --         --        78          78
Principal payments on ESOP loan........        --         82         --           --        --        483        --         565
Exercise of stock options..............         1        592         --           --        --         --        --         593
                                        -----------------------------------------------------------------------------------------

Balance at September 30, 1998 .........      $471   $223,831   $111,552       $3,640  ($16,677)  ($13,303)    ($105)   $304,409
                                        =========================================================================================


Balance at December 31, 1998...........      $431   $201,105   $112,601       $2,498   ($3,664)  ($13,073)     ($79)   $299,819
Net income for the nine months
   ended September 30, 1999 ...........       --          --    17,643            --        --         --        --      17,643
Cash dividends.........................       --          --    (6,857)           --        --         --        --      (6,857)
Net change in unrealized gain/(loss)
   on securities available for sale....       --          --        --       (14,884)       --         --        --     (14,884)
Purchases of treasury stock............       --          --        --            --   (36,511)        --        --     (36,511)
Exercise of stock options..............       --           6        --            --        --         --        --           6
Exercise of stock options, issued
   from existing treasury stock........       --          --     (3,283)          --     4,766         --        --       1,483
Transfer of treasury stock to RRP......       --          --       (656)          --     5,704         --    (5,048)         --
Amortization of RRP....................       --          --        --            --        --         --       821         821
Principal payments on ESOP loan ......        --         (58)       --            --        --        688        --         630
                                        -----------------------------------------------------------------------------------------

Balance at September 30, 1999 .........      $431   $201,053   $119,448     ($12,386) ($29,705)  ($12,385)  ($4,306)    262,150
                                        =========================================================================================

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        ----------------------------
                                                                                           1999            1998
                                                                                        ------------    ------------
Cash flows from operating activities:
   Net income.......................................................................  $      17,643   $      15,574
   ADJUSTMENTS  TO  RECONCILE  NET  INCOME  TO NET CASH  PROVIDED  BY  OPERATING
   ACTIVITIES:
   Depreciation of premises and equipment...........................................          1,040             919
   Amortization of excess of cost over fair value of assets acquired................            638             638
   Amortization of ESOP.............................................................            630             565
   Amortization of RRP..............................................................            821              78
   Net amortization of premiums and accretion of discounts and deferred fees....               (198)            390
   Provision for loan losses........................................................          1,200           1,092
   Provision for losses on real estate owned........................................             31             110
   Loans originated for sale........................................................         (7,099)         (8,883)
   Proceeds from sales of mortgage loans available for sale.........................          7,075           8,932
   Net gain on sales of loans and securities available for sale.....................           (850)           (521)
   Net loss (gain) on sales of real estate owned....................................             23            (148)
   Increase in interest and dividends receivable....................................         (1,511)         (1,176)
   (Decrease) increase in other liabilities.........................................         (2,692)          2,194
   Increase in other assets.........................................................          2,411            (861)
                                                                                        ------------    ------------
         Net cash provided by operating activities..................................         22,137          18,903
                                                                                        ------------    ------------
Cash flows from investing activities:
   Proceeds from sales/calls of investment securities available for sale............        118,126          34,828
   Maturities of investment securities..............................................             --          62,010
   Purchases of investment securities available for sale............................       (119,133)       (167,587)
   Purchases of investment securities...............................................             --         (18,880)
   Purchase of FHLB-NY stock........................................................         (2,880)           (369)
   Proceeds from sales of mortgage-backed securities available for sale ............        159,984          65,067
   Principal payments on mortgage-backed securities.................................        174,394         189,258
   Purchases of mortgage-backed securities available for sale.......................       (313,952)       (248,443)
   Purchases of mortgage-backed securities..........................................             --          (5,541)
   Principal repayments on loans....................................................        192,053         158,310
   Origination of loans.............................................................       (264,832)       (261,953)
   Purchases of mortgage loans......................................................        (32,678)        (13,230)
   Proceeds from sale of real estate owned .........................................          1,651           2,340
   Purchases of premises and equipment..............................................         (1,244)         (2,739)
   Proceeds from sales of fixed assets..............................................             --             124
                                                                                        ------------    ------------
          Net cash used in investing activities.....................................        (88,511)       (206,805)
                                                                                        ------------    ------------
Cash flows from financing activities:
   Net proceeds from stock offering and Mutual Holding Co. reorganization ..........             --         163,809
   Purchase of treasury stock.......................................................        (36,511)             --
   Purchase of ESOP shares..........................................................             --         (13,240)
   Stock options exercised..........................................................          1,489             593
   Cash dividends paid..............................................................         (6,857)         (5,208)
   Net (decrease) increase in deposits..............................................        (30,491)         17,039
   Net increase in borrowed funds...................................................        118,650          46,010
   Net increase in advances by borrowers for taxes and insurance ...................          1,483           1,163
                                                                                        ------------    ------------
            Net cash provided by financing activities...............................         47,763         210,166
                                                                                        ------------    ------------
            Net (decrease) increase in cash and cash equivalents....................        (18,611)         22,264
Cash and cash equivalents at beginning of period....................................         37,631          29,903
                                                                                        ------------    ------------
Cash and cash equivalents at end of period..........................................  $      19,020   $      52,167
                                                                                        ------------    ------------

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
       Interest.....................................................................  $      47,270   $      45,545
       Income taxes.................................................................          9,043           7,331
   Non cash investing and financing activities for the period:
       Transfer of mortgage-backed securities from Held to Maturity to Available
       for Sale.....................................................................            --          181,811
        Transfer of loans to real estate owned......................................  $       1,399   $       3,167


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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999. These interim financial statements should be read in conjunction with the December 31, 1998 annual report.

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

Calculation of Basic and Diluted Earnings Per Share
--------------------------------------------------------
(dollars in thousands, except per share data)

                                                Three Months ended September      Nine Months ended September 30,
                                                             30,
                                               --------------------------------   --------------------------------
                                                   1999              1998             1999              1998
                                               --------------    --------------   --------------    --------------
Net income                                    $        6,152    $        5,631   $       17,643    $       15,574
                                               ==============    ==============   ==============    ==============

Basic weighted-average common shares
     outstanding                                  39,709,257        41,995,394       40,364,014        42,113,311
Plus: Dilutive stock options and awards              318,755           673,615          420,375           654,785
                                               --------------    --------------   --------------    --------------
Diluted weighted-average common
     shares outstanding                           40,028,012        42,669,009       40,784,389        42,768,096
                                               ==============    ==============   ==============    ==============

Net income per common share:
   Basic                                      $         0.15    $         0.13   $         0.44    $         0.37
                                               ==============    ==============   ==============    ==============
   Diluted                                    $         0.15    $         0.13   $         0.43    $         0.36
                                               ==============    ==============   ==============    ==============


(3) DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.055 per share on August 2, 1999, payable August 31, 1999, to stockholders of record on August 13, 1999.

(4)  COMMITMENTS AND CONTINGENCIES

At September 30, 1999, the Company had the following commitments: (i) to originate loans of $81.0 million; (ii) to purchase mortgage loans of $13.4 million; (iii) to purchase mortgage-backed securities of $18.6 million, (iv) unused equity lines of credit of $42.2 million; (v) unused commercial lines of credit of $14.0 million; (vi) unused construction lines of credit of $31.6 million; and (vii) letters of credit outstanding totaling $2.9 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $542.3 million at September 30, 1999.

(5)      ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses.

                                         For the nine months ended September 30,
                                         ---------------------------------------
                                                  1999                    1998
                                                  ----                    ----
                                                    (unaudited) (in thousands)
Balance at beginning of period                   $9,505                  $8,454
Provision charged to operations                   1,200                   1,092
Charge offs, net of recoveries                      (88)                   (501)
                                                   ----                   -----

Balance at end of period                        $10,617                  $9,045
                                                =======                  ======

(6)  COMPREHENSIVE  INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $2.8 million and $17.9 million for the nine months ended September 30, 1999 and 1998, respectively.

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

YEAR 2000 COMPLIANCE ISSUES.

The Company has adopted a Year 2000 Compliance Plan and established a Year 2000 Compliance Committee, which includes members of senior management from all operating areas. The objectives of the plan and the committee are to ensure that the Company will be prepared for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Year 2000 Compliance
Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases entail the identification of risks, the development of an action plan, the performance of adequate testing and the completion of certification that the Company's processing systems will be Year 2000 Compliant. As of September 30, 1999, all phases of the plan were substantially completed, although certain procedures remain ongoing. Progress reports on the implementation of the plan are reviewed by the Board of Directors on a monthly basis.

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

The Company has also performed minor modifications to the software obtained from the vendor. It is the Company's sole responsibility to ensure that any modifications to the software are Year 2000 compliant. The Company has completed testing of these modifications. No material problems have been encountered during such testing. The tests and results used to certify the system as compliant have also been reviewed by an independent Year 2000 consultant engaged by the Company for that purpose. The modifications to the software being performed by the Company are not considered mission critical as the software can process all transactions effectively without the modifications.

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

In addition, the Company has contacted all material borrowers to assess their Year 2000 readiness. The Company has also incorporated a Year 2000 readiness review in its loan application process, in order to reduce exposure to a new borrower's failure to be Year 2000 ready. Based upon a review of its material borrowers as of April 1999, the Company does not anticipate any material losses resulting from a borrower's lack of preparedness. All new borrowers since that time have been evaluated for Year 2000 preparation in the loan review process, with the exception of those loans purchased by the Company in connection with the acquisition of Pulse. A review of the former Pulse borrowers for Year 2000 preparedness is in progress. Because the majority of Pulse loans are secured by real estate, management does not anticipate any material losses on such loans. Despite these measures, however, there can be no assurances that the Company will not suffer any losses due to a borrower's failure to be Year 2000 compliant or that the Company will not have to establish any reserves for any such potential losses.

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

Management has also developed a Contingency Plan that incorporates both remediation and business continuity plans. The remediation contingency plans focus on implementing oversight mechanisms to ensure that the Company's Compliance Plan achieves its intended results of renovating, testing and implementing necessary changes to all mission critical systems prior to January 1, 2000. The business continuity plans set forth the necessary policies and procedures to follow in the event that critical business functions are interrupted or impaired due to internal system or third party failures. These plans are an enhancement of the Company's existing Disaster Recovery Plan, and combined, are intended to help ensure the continuity of operations in the event of a loss of critical resources. Testing of the Contingency Plan has been substantially completed with satisfactory results as of September 30, 1999. These tests and results have also been reviewed by an independent Year 2000 consultant engaged by the Company for that purpose.

While the Company has not determined the final cost of compliance, it currently anticipates such cost to be immaterial to the results of operations or financial condition of the Company. The direct costs specifically attributable to Year 2000 compliance are the engagement of the consultants discussed above and the hiring of temporary help to address the additional workload created by the Year 2000 compliance process. In addition, the Company has initiated a Customer Awareness Campaign to educate consumers on Year 2000 issues, which has incurred certain expenses. To date, the Company has expensed $92,000 in 1998 and $123,000 in the first nine months of 1999. Additional expense of $152,000 is projected for the final three months of 1999.

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

ASSETS. Total assets remained relatively stable at $1.9 billion at September 30, 1999, reflecting an increase of $49.3 million, or 2.7% from December 31, 1998. The change in assets consisted primarily of increases in loans receivable and other assets, offset by decreases in mortgage-backed securities ("MBS") available for sale, Federal funds sold, and investment securities available for sale. Net loans increased $103.2 million, or 12.1%, to $957.9 million as of September 30, 1999, from $854.7 million at December 31, 1998. The increase was due primarily to loan originations exceeding loan amortization, prepayments and sales. Total loan originations for the nine months ended September 30, 1999, were $271.9 million, which represented a 0.4% increase over originations of $270.8 million for the comparable 1998 period. Fixed-rate single-family first mortgage loan originations totaled $77.2 million or 28.4% of production, while adjustable-rate single-family first mortgage loans accounted for $74.3 million or 27.4% of total originations for the first nine months of 1999. Also during the first nine months of 1999, commercial real estate, commercial and multi-family loan originations totaled $37.8 million, or 13.9% of total originations, while construction lending totaled $35.8 million, or 13.1%. During the same period, consumer loan originations, including home equity loans and credit lines, totaled $46.8 million or 17.2% of total originations. In addition, the Company purchased $31.7 million of adjustable-rate single-family first mortgage loans and $1.0 million of fixed-rate single-family first mortgage loans through correspondents during the nine months ended September 30, 1999. Purchased loans are re-underwritten by the Bank and are extended under the same terms and conditions as the Bank's direct loan originations. Repayment of principal on loans totaled $192.1 million for the nine months ended September 30, 1999, as compared to $158.3 million for the same period in 1998. Management has emphasized the origination of loans in an effort to increase loans as a percentage of assets. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company.

Mortgage-backed securities ("MBS") available for sale decreased $32.4 million, or 4.9%, to $629.5 million at September 30, 1999, from $661.9 million at December 31, 1998. The decrease was primarily due to sales and principal repayments of $159.3 million and $174.4 million, respectively, exceeding purchases of $314.0 million for the nine month period ended September 30, 1999. Net proceeds were used to fund loan growth and repurchase the Company's stock. In addition, a market value decrease of ($12.7 million) resulted from the change in the value of the MBS portfolio as interest rates rose in anticipation of a change in Federal Reserve monetary policy, which widened spreads and affected MBS pricing. Management expects the market value to recover and has the ability to carry these securities through various interest rate scenarios.

Investment securities available for sale decreased $9.2 million, or 3.8%, to $233.0 million as of September 30, 1999 from $242.2 million at December 31, 1998. The decrease was primarily due to a market value adjustment of ($10.3 million) reflecting the change in value as interest rates rose in anticipation of a change in Federal Reserve monetary policy. Management expects the market value to recover and has the ability to carry these securities through various interest rate scenarios. For the nine months ended September 30, 1999, sales and calls of investment securities available for sale totaled $118.0 million, while purchases totaled $119.1 million. Calls of investment securities available for sale were concentrated in the portfolio obtained through the Pulse acquisition. Federal funds sold decreased $14.8 million from December 31, 1998 as these funds were deployed in other areas. Other assets increased $5.4 million, or 69.4%, to $13.2 million at September 30, 1999, compared with $7.8 million at December 31, 1998. The increase was primarily due to the increased deferred tax benefit caused by the decrease in the market value of the securities available for sale portfolios.

LIABILITIES. Deposits decreased $30.5 million, or 2.4%, to $1.2 billion at September 30, 1999. The Company continued to experience deposit outflows at the former Pulse branches. The outflow was concentrated primarily in certificates of deposit, as opposed to the balance of the core deposit base, as management lowered the rates on higher-costing certificates of deposit. The Company continues to focus on a reduction in the dependence on certificates of deposit as its primary funding source. Borrowed funds increased $118.6 million, or 44.8%, to $383.3 million at September 30, 1999, from $264.7 million at December 31, 1998. The increased borrowed funds were used primarily to fund loan originations and, to a lesser degree, mitigate deposit outflows. Advances by borrowers for taxes and insurance increased $1.5 million, or 21.3%, to $8.5 million at September 30, 1999, from $7.0 million at December 31, 1998, primarily due to the increase in the residential loan portfolio. Other liabilities decreased $2.7 million, or 17.4%, to $12.8 million at September 30, 1999, from $15.5 million at December 31, 1998, primarily due to decreases in income taxes payable and various other accrual accounts.

CAPITAL. The Company's stockholders' equity decreased $37.7 million, or 12.6%, to $262.2 million at September 30, 1999, from $299.8 million at December 31, 1998. The primary reasons for the decrease in equity were the purchase of $36.5 million of treasury stock, the increase in the net unrealized loss on securities available for sale of $14.9 million, and cash dividends of $6.9 million. These decreases were partially offset by net income of $17.6 million for the nine months ended September 30, 1999.

The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum tangible, core and risk-based capital requirements. At September 30, 1999, the Bank exceeded all regulatory capital requirements, as follows:

                                Required                   Actual
                          ----------------------    ----------------------        Excess of Actual
                                      % of                      % of              over Regulatory
                            Amount     Assets         Amount     Assets             Requirements
                          ----------- ----------    ----------- ----------     -----------------------
                                              (Dollars in thousands) (Unaudited)
Tangible Capital             $28,397      1.50%       $219,949     11.62%             $191,552
Core Capital                  56,794      3.00%        219,949     11.62%              163,155
Risk-based Capital            61,905      8.00%        229,632     29.68%              167,727


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

The most significant sources of funds for the first nine months of 1999 were principal repayments and prepayments of loans and mortgage-backed securities, totaling $192.1 million and $174.4 million, respectively. Other significant sources of funds for the nine months ended September 30, 1999, were sales and calls of investment securities available for sale of $118.1 million, sales of MBS available for sale totaling $160.0 million, and a net increase in borrowed funds totaling $118.7 million.

The primary investing activities of the Company for the first nine months of 1999 were the purchases of mortgage-backed securities available for sale totaling $314.0 million, origination of loans totaling $271.9 million, and the purchases of investment securities available for sale totaling $119.1 million. Other significant uses of funds during the nine months ended September 30, 1999, were $36.5 million for the repurchase of common stock, $32.7 million in purchases of mortgage loans and $30.5 million in decreased deposits.

The Bank is required to maintain an average daily balance of liquid assets as defined by OTS regulations. This ratio is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.00%. The Bank's liquidity ratio at September 30, 1999, was 48.2% and assets qualifying for liquidity purposes totaled $573.3 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

RESULTS OF OPERATIONS. Net income for the three and nine months ended September 30, 1999, totaled $6.2 million and $17.6 million, respectively, with basic/diluted earnings per share of $0.15/$0.15 and $0.44/$0.43, respectively. This represented an increase of $521,000 and $2.1 million, or 9.3% and 13.3%, respectively, over the net income of $5.6 million and $15.6 million, or $0.13/$0.13 and $0.37/$0.36 basic/diluted earnings per share, respectively, for the comparable 1998 periods. Earnings in 1998 were augmented by a $687,000 after tax, non-recurring gain on the sale of deposits realized in the first quarter. The 1999 year-to-date increase in net income, exclusive of the 1998 non-recurring gain, was $2.8 million or 18.5%. The increase in net income in 1999 was partially attributable to earnings on the $162.2 million in net proceeds from the Company's Conversion and Reorganization in April, 1998. The proceeds raised in the Conversion and Reorganization allowed the Company to increase interest-earning assets without a corresponding increase in interest bearing liabilities.

INTEREST INCOME. Interest income for the three and nine months ended September 30, 1999, increased by $928,000 and $3.6 million, or 3.1% and 4.1%, respectively, from the same periods in 1998. Interest on loans increased $1.6 million and $5.1 million, or 10.2% and 11.4%, respectively, to $17.4 million and $50.3 million for the three and nine months ended September 30, 1999, as compared to $15.7 million and $45.1 million for the same period in 1998. The increase was primarily due to loan originations exceeding principal repayments and sales. The average balance of the loan portfolio for the nine month period ended September 30, 1999 increased to $914.8 million from $772.2 million for 1998, while the average yield on the portfolio decreased to 7.33% for the nine months ended September 30, 1999, from 7.79% for the same period in 1998. Although interest rates have increased in 1999, the yield on the portfolio has declined during the nine months ended September 30, 1999 as the rates on principal repayments have exceeded the rates on new loan originations. In addition, a decrease in interest rates in the first quarter of 1999 as compared with the first quarter of 1998 negatively affected the yield on adjustable rate mortgage loans repricing during that time period.

As of December 31, 1998, the Company had classified the entire balance of all MBS and investment securities as available for sale. It is anticipated that all MBS and investment security purchases will be classified as available for sale for the foreseeable future. Such classification is also the reason for the significant increase in the investments and MBS available for sale category. The average balance of the investment and MBS available for sale portfolios totaled $908.2 million, with an annualized yield of 6.05% for the nine months ended September 30, 1999, while the combined available for sale and held to maturity portfolios' average balance was $859.4 million with an annualized yield of 6.63% for the nine months ended September 30, 1998. Declining interest rates throughout 1998 have significantly affected the yield on the portfolio. Rates on investment securities available for sale were negatively affected as higher yielding investments were called and rates on replacement securities were lower than the rates on the securities that were called. The yield on the MBS available for sale portfolio was also negatively affected as higher rate underlying loans prepaid. Due to market interest rates, new purchases had a lower yield than the MBS in the portfolio in 1998. Growth in interest-earning assets is expected to continue. Yields on the portfolio will continue to be affected by market interest rates.

INTEREST EXPENSE. Interest expense decreased $242,000 to $16.1 million for the three months ended September 30, 1999, compared to $16.4 million for the same period in 1998. For the nine months ended September 30, 1999, interest expense decreased $629,000 to $48.0 million, compared to $48.6 million for the comparable 1998 period. Interest expense on deposits decreased $1.6 million and $3.9 million, or 11.6% and 9.8%, respectively, to $11.8 million and $35.8 million for the three and nine months ended September 30, 1999, as compared to $13.3 million and $39.6 million for the same periods in 1998. Management continued to concentrate its efforts on increasing the level of core accounts and decreasing certificate accounts as a percentage of overall deposits. The increase in the average balance of NOW and money market demand and savings accounts, along with the increase in the average balance of non-interest bearing deposits, reflects this strategy. The average balance of these core accounts totaled $561.2 million for the nine months ended September 30, 1999, as compared to $510.1 million for the same period in 1998. The average interest cost on all deposits for the nine months ended September 30, 1999 was 3.79% as compared to 4.28% for the same period in 1998. Non-interest bearing accounts averaged $44.2 million for the nine months ended September 30, 1999, up from $40.0 million for the comparable 1998 period. The average balance of certificates of deposit decreased to $696.1 million for the nine months ended September 30, 1999, from $725.8 million for the same period in 1998 due primarily to the sale of higher rate deposits in a branch sold in the first quarter of 1998 and by management's reduction in the interest rates offered to certificate customers. The average cost of certificates over the nine-month period ended September 30, 1999, was 4.94%, as compared to 5.44% over the same period in 1998. Management will continue to offer certificate rates that are competitive, but lower than certain area competition. This strategy may continue to cause a limited outflow of funds. Interest on borrowed funds for the three and nine months ended September 30, 1999, increased $1.3 million and $3.2 million, or 42.9% and 36.1%, respectively, to $4.4 million and $12.2 million, compared to $3.1 million and $9.0 million for the same respective periods in 1998. The increase in the average balance of borrowed funds for the nine months ended September 30, 1999, to $302.4 million, from $209.7 million was attributable to management's continuing strategy to fund earning asset growth through the use of borrowed funds, where accretive to earnings, and to use borrowed funds to mitigate the outflow of certificate of deposit accounts. This strategy is expected to continue and borrowings can be expected to continue to increase as a percentage of total liabilities. Offsetting the increase in the average balance of borrowed funds was the reduced interest cost of 5.37% for the nine months ended September 30, 1999, down from 5.69% for the same period in 1998.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $1.1 million and $4.3 million, or 8.5% and 10.9%, respectively, to $15.0 million and $43.6 million for the three and nine months ended September 30, 1999, compared to $13.8 million and $39.3 million for the same periods in 1998. The increase was due to the changes in interest income and interest expense described above. The interest rate spread increased to 2.54% for the three months ended September 30, 1999, from 2.38% for the same period in 1998. The increase was due to a reduction in the cost of interest-bearing liabilities to 4.23% for the quarter ended September 30, 1999, from 4.63% for the same period in 1998, partially offset by a reduction in the yield on interest earning assets to 6.77% from 7.01% for the same respective periods. For the nine months ended September 30, 1999, interest spread declined to 2.47% from 2.57% for the same period in 1998 as reductions in the yield on earning assets outpaced the decrease in the average cost of interest-bearing liabilities. Comparing the nine months ended September 30, 1999 and 1998, the yield on interest-earning assets declined 49 basis points to 6.69%, while the cost of interest-bearing liabilities decreased by 39 basis points to 4.22%. The net interest margin increased to 3.25% for the three months ended September 30, 1999, from 3.21% for the same period in 1998, as a result of the increase in net interest income resulting from the increase in earning asset volume and a reduction in the average cost of funds. For the nine months ended September 30, 1999, the net interest margin decreased to 3.19% from 3.21% for the same period in 1998 as a result of the compression in the interest rate spread.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and nine months ended September 30, 1999, decreased $52,000 and increased $108,000, or (14.8%) and 9.9%, respectively, to $300,000 and $1.2 million, compared to $352,000 and $1.1 million for the same periods in 1998. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. Total loans, net of unearned and deferred income, increased $130.8 million for the nine months ended September 30, 1999, with commercial real estate loans increasing to $86.7 million or 8.9% of total loans, up from $65.1 million or 7.5% at December 31, 1998. In management's opinion, the allowance for loan losses, totaling $10.6 million at September 30, 1999, is adequate to cover losses inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding nonaccrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest is considered doubtful, generally when 90 days or more delinquent and when loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Total foreclosed real estate ("REO"), net, totaled $1.2 million at September 30, 1999 and consisted of 10 properties. The largest individual property, carried at $504,000, was under contract for sale at September 30, 1999. Management continues to pursue the sale of REO properties in an expedient manner.

 (dollars in thousands)                                  Sept. 30,  June 30,  Mar. 31,   Dec. 31,  Sept. 30,
                                                           1999       1999      1998       1998      1999
                                                        --------- ---------- ---------- --------- ----------
 Non-accrual mortgage loans .........................     $2,251     $2,537     $3,112    $2,648     $2,429
 Non-accrual other loans.............................         82         82         94        92         93
                                                        --------- ---------- ---------- --------- ----------
    Total non-accrual loans..........................      2,333      2,619      3,206     2,740      2,522
 Loans 90 days or more delinquent and
      still accruing.................................        320        224        127     1,525      1,292
 Restructured loans..................................          -          -          -         -      2,081
                                                        --------- ---------- ---------- --------- ----------
 Total non-performing loans .........................      2,653      2,843      3,333     4,265      5,895
 Total foreclosed real estate, net of related
      allowance......................................      1,193      1,422      1,516     1,453      2,356
                                                        ========= ========== ========== ========= ==========
 Total non-performing assets ........................     $3,846     $4,265     $4,849    $5,718     $8,251
                                                        ========= ========== ========== ========= ==========
 Non-performing loans to loans receivable, net ......      0.27%      0.32%      0.38%     0.50%      0.71%
 Non-performing assets to total assets ..............      0.20%      0.23%      0.26%     0.31%      0.46%


OTHER OPERATING INCOME. Other operating income decreased $237,000, or 21.9%, to $846,000 for the three months ended September 30, 1999, compared to $1.1 million for the same period in 1998. An increase in fees and service charges was offset by the decline in the Other, net category caused primarily by charge-offs related to a real estate owned property totaling $150,000. For the nine months ended September 30, 1999, other operating income totaled $2.9 million, a decrease of $828,000, or 22.2% from the same period in 1998. Excluding the non-recurring gain on the sale of deposits in 1998, total other operating income increased $256,000, or 9.7% for the nine months ended September 30, 1999, compared with the same period in 1998. Fees and service charges increased $180,000, or 10.7%, to $1.9 million for the nine months ended September 30, 1999, compared to $1.7 million for the same period in 1998. This increase occurred despite the waiver of service charges on the former Pulse accounts for a three-month period ending in September, 1999. The increase in net gain on sales of loans and securities during the nine months ended September 30, 1999 was primarily due to sales of MBS. Management disposed of numerous MBS whose principal balance had been reduced significantly due to paydowns, and adjustable-rate MBS whose price performance target had been attained. The net gain on sale of deposits in the first nine months of 1998 represented the gain resulting from the sale of the Eatontown branch office to another financial institution in February, 1998.

OPERATING  EXPENSES.  Operating  expenses  for the three and nine  months  ended
September  30,  1999,  increased  $20,000  and  $655,000,   or  0.3%  and  3.7%,
respectively, to $6.2 million and $18.6 million, compared to $6.2 million and $17.9 million for the same periods in 1998. Compensation and benefits decreased $63,000 and increased $333,000, or (1.8%) and 3.4%, respectively, to $3.4 million and $10.2 million for the three and nine months ended September 30, 1999. The year to date increase in compensation and benefits was primarily due to: expenses associated with the Company's 1998 Stock-Based Incentive Plan which commenced in December, 1998; the cost of accrued postretirement healthcare benefits; the compensation cost associated with the opening of the Highland Park branch office in June 1998 and the Spotswood branch in June, 1999; and a cost of living salary increase in the first quarter of 1999. These increases were partially mitigated by First Savings offering a voluntary retirement incentive that reduced payroll beginning in the first quarter of 1999, as well as staffing efficiencies realized as a result of the Pulse acquisition. Advertising expense increased $157,000 and $239,000, or 81.3% and 33.5%, respectively, to $350,000 and $953,000 for the three and nine months ended September 30, 1999, compared to $193,000 and $714,000 for the same periods in 1998, as the Company continued to solicit additional loan volume and promoted the opening of the Spotswood branch. Equipment expense for the three and nine months ended September 30, 1999, totaled $444,000 and $1.2 million, a decrease of $40,000 and $200,000, or 8.3% and 13.9%, respectively, primarily due to expenses incurred in 1998 for new computer equipment purchased by the former Pulse Bank. General and administrative expenses decreased $70,000 and increased $195,000, or (6.3%) and 6.3%, respectively, to $1.0 million and $3.3 million for the three and nine months ended September 30, 1999. The year to date increase in general and administrative expenses was primarily related to the conversion of the data systems from the former Pulse data center to the Company's in-house systems which took place in the second quarter of 1999, and an increase in supervisory examination fees. As a measure of the Company's non-interest expense control, the Company's overhead ratio (operating expense, excluding goodwill amortization, divided by average assets) improved to 1.27% for the three and nine months ended September 30, 1999, compared to 1.33% and 1.36% for the three and nine months ended September 30, 1998. Operating expenses are expected to increase, however, in the first half of 2000 as the Company undertakes a planned upgrade of branch operations. The Company is currently interviewing vendors and evaluating hardware and software solutions to facilitate teller platform automation, including document preparation and online signature verification. These upgrades are intended to enhance customer service, streamline the account opening process, reduce printing costs and provide improved security and research capabilities. At present, the Company has not determined the cost of such upgrades, which are expected to begin in the first quarter of 2000.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 1999).

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

Item 5.   OTHER INFORMATION.
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          a.) EXHIBITS

---------- -------------------------------------------------------- ------------
 Exhibit
 Number                            Description                       Reference
---------- -------------------------------------------------------- ------------
   3.1     Certificate of Incorporation of First Sentinel Bancorp,       *
           Inc.
   3.2     Bylaws of First Sentinel Bancorp, Inc.                        *
    4      Stock certificate of First Sentinel Bancorp, Inc.             *
   11      Statement re: Computation of Ratios                         page 7
   27      Financial Data Schedule                                    attached
---------- -------------------------------------------------------- ------------

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


                                                    FIRST SENTINEL BANCORP, INC.




Date:  November 10, 1999                  By:   JOHN P. MULKERIN
                                                ----------------
                                          John P. Mulkerin
                                          President and Chief Executive Officer


Date:  November 10, 1999                  By:   CHRISTOPHER MARTIN
                                                ------------------
                                          Christopher Martin
                                          Executive Vice President and Chief
                                          Operating and Financial Officer and
                                          Corporate Secretary