Form 10-Q/A
period 1999-09-30
FIRST SENTINEL BANCORP INC
filed 1999-11-12
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

                               INDEX TO FORM 10-Q/A
                                                                          PAGE #
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

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        ----------------------------
                                                                                           1999            1998
                                                                                        ------------    ------------
Cash flows from operating activities:
   Net income.......................................................................  $      17,643   $      15,574
   ADJUSTMENTS  TO  RECONCILE  NET  INCOME  TO NET CASH  PROVIDED  BY  OPERATING
   ACTIVITIES:
   Depreciation of premises and equipment...........................................          1,040             919
   Amortization of excess of cost over fair value of assets acquired................            638             638
   Amortization of ESOP.............................................................            630             565
   Amortization of RRP..............................................................            821              78
   Net amortization of premiums and accretion of discounts and deferred fees....               (198)            390
   Provision for loan losses........................................................          1,200           1,092
   Provision for losses on real estate owned........................................             31             110
   Loans originated for sale........................................................         (7,099)         (8,883)
   Proceeds from sales of mortgage loans available for sale.........................          7,075           8,932
   Net gain on sales of loans and securities available for sale.....................           (850)           (521)
   Net loss (gain) on sales of real estate owned....................................             23            (148)
   (Decrease) increase in interest and dividends receivable.........................          1,511         (1,176)
   (Decrease) increase in other liabilities.........................................         (2,692)          2,194
   Increase in other assets.........................................................          2,411            (861)
                                                                                        ------------    ------------
         Net cash provided by operating activities..................................         22,184          18,903
                                                                                        ------------    ------------
Cash flows from investing activities:
   Proceeds from sales/calls of investment securities available for sale............        118,126          34,828
   Maturities of investment securities..............................................             --          62,010
   Purchases of investment securities available for sale............................       (119,133)       (167,587)
   Purchases of investment securities...............................................             --         (18,880)
   Purchase of FHLB-NY stock........................................................         (2,880)           (369)
   Proceeds from sales of mortgage-backed securities available for sale ............        159,984          65,067
   Principal payments on mortgage-backed securities.................................        174,394         189,258
   Purchases of mortgage-backed securities available for sale.......................       (313,952)       (248,443)
   Purchases of mortgage-backed securities..........................................             --          (5,541)
   Principal repayments on loans....................................................        192,053         158,310
   Origination of loans.............................................................       (264,832)       (261,953)
   Purchases of mortgage loans......................................................        (32,678)        (13,230)
   Proceeds from sale of real estate owned .........................................          1,604           2,340
   Purchases of premises and equipment..............................................         (1,244)         (2,739)
   Proceeds from sales of fixed assets..............................................             --             124
                                                                                        ------------    ------------
          Net cash used in investing activities.....................................        (88,558)       (206,805)
                                                                                        ------------    ------------
Cash flows from financing activities:
   Net proceeds from stock offering and Mutual Holding Co. reorganization ..........             --         163,809
   Purchase of treasury stock.......................................................        (36,511)             --
   Purchase of ESOP shares..........................................................             --         (13,240)
   Stock options exercised..........................................................          1,489             593
   Cash dividends paid..............................................................         (6,857)         (5,208)
   Net (decrease) increase in deposits..............................................        (30,491)         17,039
   Net increase in borrowed funds...................................................        118,650          46,010
   Net increase in advances by borrowers for taxes and insurance ...................          1,483           1,163
                                                                                        ------------    ------------
            Net cash provided by financing activities...............................         47,763         210,166
                                                                                        ------------    ------------
            Net (decrease) increase in cash and cash equivalents....................        (18,611)         22,264
Cash and cash equivalents at beginning of period....................................         37,631          29,903
                                                                                        ------------    ------------
Cash and cash equivalents at end of period..........................................  $      19,020   $      52,167
                                                                                        ------------    ------------

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
       Interest.....................................................................  $      47,270   $      45,545
       Income taxes.................................................................          9,043           7,331
   Non cash investing and financing activities for the period:
       Transfer of mortgage-backed securities from Held to Maturity to Available
       for Sale.....................................................................            --          181,811
        Transfer of loans to real estate owned......................................  $       1,399   $       3,167


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