Form 10-K
period 1999-12-31
FIRST SENTINEL BANCORP INC
filed 2000-03-30
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(D) of the
                         Securities Exchange Act Of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                  YES[X] NO[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in part III of this form 10-K or any amendment to this form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the closing price of its Common Stock on March 17, 2000, as quoted by the Nasdaq Stock Market, was approximately $253.6 million. Solely for the purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 17, 2000, there were 43,106,742 shares issued and 36,063,045 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

I. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999 (Part II).


II. Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III).

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I
         Item 1.   Business ..............................................    3
         Item 2.   Properties ............................................   28
         Item 3.   Legal Proceedings .....................................   30
         Item 4.   Submission of Matters to a Vote of Security Holders ...   30

PART II  Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters ...................................   30
         Item 6.   Selected Financial Data ...............................   30
         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations .........   30
         Item 7A.  Quantitative and Qualitative Disclosures
                   About Market Risk .....................................   30
         Item 8.   Financial Statements and Supplementary Data ...........   30
         Item 9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure ................   30

PART III
         Item 10.  Directors and Executive Officers of the Registrant ....   31
         Item 11.  Executive Compensation ................................   31
         Item 12.  Security Ownership of Certain
                   Beneficial Owners and Management ......................   31
         Item 13.  Certain Relationships and Related Transactions ........   31

PART IV
         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K ...................................   32

SIGNATURES                                                                   34

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FIRST SENTINEL BANCORP, INC.

     First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") is a Delaware corporation organized by First Savings Bank ("First Savings" or the "Bank") for the purpose of holding all of the capital stock of the Company and facilitating the Conversion and Reorganization of the Bank, which was completed on April 8, 1998, (as further described below). At December 31, 1999, the Company had consolidated total assets of $1.9 billion and total equity of $244.6 million. The Company is a unitary thrift holding company subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC").

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

     On December 18, 1998, the Company acquired Pulse Bancorp, Inc. ("Pulse"). Each share of Pulse was converted into 3.764 shares of the Company's common stock. A total of 12,066,631 shares were issued, including 800,000 treasury stock shares, to complete the transaction. The acquisition has been accounted for under the pooling-of-interests method of accounting and accordingly, the Company's consolidated financial statements include the accounts and activity of Pulse for all periods presented. Prior to the combination, Pulse's fiscal year ended on September 30. In recording the transaction, Pulse's results of operations for fiscal years ended September 30, 1998 and 1997 and financial condition as of September 30, 1997 were combined with the Company's calendar years. Pulse's results of operations through December 31, 1998 were included as an adjustment in the consolidated statements of stockholders' equity. As part of the merger, Pulse adopted the Company's reporting period, and an $828,000 reduction was made to stockholders' equity to include Pulse's operations for the three months ended December 31, 1998.

FIRST SAVINGS BANK

     First Savings is a New Jersey-chartered capital stock savings bank headquartered in Woodbridge, New Jersey. First Savings has operated in its present market area since 1901. Until 1992, the Bank operated in the mutual form of organization. On July 10, 1992, the Bank reorganized to become a majority owned subsidiary of a federally-chartered mutual holding company. As detailed above, on April 8, 1998, the Bank became a wholly owned subsidiary of the Company.

     The Bank's executive offices are located at 1000 Woodbridge Center Drive, Woodbridge, New Jersey 07095. The Bank's telephone number is (732) 726-9700.

BUSINESS STRATEGY

     Statements contained in this report that are not historical fact are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may be characterized as management's intentions, hopes, beliefs, expectations or predictions of the future. It is important to note that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Factors that could cause future results to vary materially from current expectations include, but are not limited to, changes in interest rates, competition by larger financial institutions, deposit and loan growth, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, legislative and regulatory changes, changes in the economy generally and changes in business conditions in the New Jersey market.

     The Company's objectives are to enhance shareholder value by profitably meeting the needs of our customers and seeking controlled growth, while preserving asset quality and maintaining a strong capital position. The Company's strategy emphasizes customer service and convenience, and the Company attributes the loyalty of its customer base to its commitment to maintaining customer satisfaction. The Company attempts to set itself apart from its competitors by providing the type of personalized service not generally available from larger banks while offering a greater variety of products and services than is typically available from smaller, local depository institutions.

     The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family residential mortgage loans, real estate construction loans, commercial real estate loans, home equity loans and lines of credit and multi-family residential mortgage loans. The Company maintains a significant portfolio of mortgage-backed securities and also invests in U.S. Government, Federal agency and corporate debt securities and other marketable securities. The Company's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities; sales of loans, mortgage-backed and investment securities available for sale; maturities of investment securities and short-term investments; and, to an increasing extent, advances from the Federal Home Loan Bank of New York ("FHLB-NY"), reverse repurchase agreements and other borrowed funds.

     In an effort to enhance its long-term profitability and increase its market share, the Company has endeavored to expand its traditional thrift lending and securities investment strategy. Toward this end, the Bank continues to diversify and expand upon the products and services it offers by focusing on small and medium-sized retail businesses as both lending and deposit customers. The Bank has increased its emphasis on the origination of commercial real estate, construction and commercial loans, as well as the marketing of its business checking accounts and other business-related services. To develop full-service relationships with commercial customers, the Bank provides merchant services, such as merchant credit card processing, overdraft sweep accounts, express teller  services  and  escrow  management.  The Bank has hired,  and  intends to continue hiring, additional personnel with expertise in commercial lending to facilitate growth in this area. The Bank has also increased loan volumes through the use of third-party correspondent lending. Purchased loans are re-underwritten by the Bank and are extended under the same terms and conditions as the Bank's direct loan originations. Third-party correspondent lending is expected to continue to play a role in the future operations of the Bank.

     As part of the Company's asset/liability management strategy, and as a means of enhancing profitability, the Company also invests in investment and mortgage-backed securities. In recent years, the Company has begun to increase its borrowings as a means of funding asset growth. The average balance of borrowings outstanding for the years ended December 31, 1999, 1998 and 1997 were $325.5 million, $217.1 million and $177.8 million, respectively. Additional leveraged growth is anticipated as market conditions allow.

     The Company repurchased $48.0 million of its common stock during 1999 as part of its ongoing capital management strategy. The Company intends to repurchase an additional 10% of its outstanding common stock in 2000.

     The Company will be upgrading branch operations in 2000. The Company is currently interviewing vendors and evaluating hardware and software solutions to facilitate teller platform automation, including document preparation and online signature verification. These upgrades are intended to provide front-line personnel with interactive sales tools, enhance customer service, streamline the account opening process, reduce printing costs and provide improved security and research capabilities. In addition, the Company plans to introduce transactional internet banking in 2000. Supplementing the Company's existing delivery channels, internet banking will provide customers with on-line access to commercial and retail services. These services are expected to include on-line loan applications, funds transfers, electronic bill payment and the receipt of on-line statements.

     The Company will continue to actively pursue retail expansion in contiguous markets, having opened its twenty-third branch and successfully completed the integration of the former Pulse branches in 1999. The Company intends to actively seek additional expansion opportunities in the areas surrounding its current branch locations. The Company, however, currently does not have any pending agreements or understandings regarding acquisitions of any specific financial institutions or branch offices.

MARKET AREA AND COMPETITION

     The Company has 23 branch offices in central New Jersey, 19 of which are located in Middlesex County, two in Monmouth county, one in Mercer County and one in Union County. The Company's deposit gathering base is concentrated in the communities surrounding its offices. The majority of the Company's loan originations are derived from northern and central New Jersey, which is a part of the New York City metropolitan area and which has historically benefited from having a large number of corporate headquarters and a concentration of financial services-related industries. The area also has a well-educated employment base and a large number of industrial, service and high-technology businesses. Prolonged expansion in the national and regional economies, low unemployment levels and favorable interest rates have contributed to the stabilization and appreciation in New Jersey's real estate market in recent years. Whether such stabilization and appreciation will continue is dependent, in large part, upon the general economic condition of both New Jersey and the United States and other factors beyond the Company's control and, therefore, cannot be estimated.

     The Company faces significant competition both in making loans and in attracting deposits. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Company faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived from month-end balances.

(Dollars in thousands)
                                                                       For the Year Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                        1999                           1998                          1997
                                          ----------------------------   ----------------------------  -----------------------------
                                                               Average                        Average                        Average
                                            Average             Yield/    Average              Yield/   Average               Yield/
                                            Balance   Interest   Cost     Balance    Interest   Cost    Balance    Interest    Cost
                                          ----------------------------   ----------------------------  -----------------------------
ASSETS:
  Interest-earning assets:
    Loans, net (1) ....................   $  934,991   $68,656   7.34%   $  792,168   $61,431   7.75%  $  679,692   $54,635   8.04%
    Mortgage-backed securities, net ...           --        --     --       205,995    13,774   6.69      407,971    27,607   6.77
    Investment securities .............           --        --     --       140,953     9,032   6.41      173,335    11,942   6.89
    Investment and mortgage-backed
      Securities available
        for sale (2)(3) ...............      893,097    54,732   6.13       554,241    34,936   6.30      236,173    15,057   6.38
                                          --------------------           --------------------          --------------------
        Total interest-earning
          assets ......................    1,828,088   123,388   6.75     1,693,357   119,173   7.04    1,497,171   109,241   7.30
  Non-interest earning assets .........       58,183                         51,271                        55,423
                                          ----------                     ----------                    ----------
        Total assets                      $1,886,271                     $1,744,628                    $1,552,594
                                          ==========                     ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
      NOW and Money market accounts ...   $  347,325     9,395   2.70    $  308,609     9,008   2.92   $  281,007     8,315   2.96
      Savings accounts ................      170,907     3,931   2.30       177,282     4,431   2.50      184,423     4,819   2.61
      Certificate accounts ............      686,754    33,900   4.94       719,602    39,429   5.48      722,534    39,685   5.49
      Borrowed funds ..................      325,501    17,780   5.46       217,131    12,518   5.77      177,797    10,739   6.04
                                          --------------------           --------------------          --------------------
        Total interest-bearing
          liabilities .................    1,530,487    65,006   4.25     1,422,624    65,386   4.60    1,365,761    63,558   4.65
  Non-interest bearing deposits .......       44,755                         35,297                        26,234
  Other liabilities ...................       15,004                         23,817                        22,996
                                          ----------                     ----------                    ----------
        Total liabilities .............    1,590,246                      1,481,738                     1,414,991
                                          ----------                     ----------                    ----------
  Stockholders' equity ................      296,025                        262,890                       137,603
                                          ----------                     ----------                    ----------
        Total liabilities and
          stockholders' equity ........   $1,886,271                     $1,744,628                    $1,552,594
                                          ==========                     ==========                    ==========
Net interest income/interest
  rate spread (4) .....................                $58,382   2.50%                $53,787   2.44%               $45,683   2.65%
                                                       ==============                 ==============                ==============
Net interest-earning assets/net
  interest margin (5) .................   $  297,601             3.19%   $  270,733             3.18%  $  131,410             3.05%
                                                              =======    ==========           ======   ==========           ======
Ratio of interest-earning assets
  to interest-bearing liabilities .....         1.19 x                         1.19 x                        1.10 x
                                          ==========                     =========                     ==========

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

RATE/VOLUME ANALYSIS

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changing volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (change in rate multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

(Dollars in thousands)
                                                        Year Ended December 31, 1999              Year Ended December 31, 1998
                                                           Compared to Year Ended                    Compared to Year Ended
                                                             December 31, 1998                         December 31, 1997
                                                     -----------------------------------       -----------------------------------
                                                      Increase (Decrease)                       Increase (Decrease)
                                                             Due to                                    Due to
                                                     ---------------------                     ---------------------
                                                     Volume          Rate          Net         Volume         Rate           Net
                                                     -------       -------       -------       -------       -------       -------
INTEREST-EARNING ASSETS:
  Loans receivable, net ........................     $10,608      $ (3,383)     $  7,225       $ 8,816       $(2,020)      $ 6,796
  Mortgage-backed securities, net ..............      (6,887)       (6,887)      (13,774)      (13,511)         (322)      (13,833)
  Investment securities ........................      (4,516)       (4,516)       (9,032)       (2,120)         (790)       (2,910)
  Investment and mortgage-backed
     securities and loans available
     for sale ..................................      20,764          (968)       19,796        20,046          (167)       19,879
                                                     -------       -------       -------       -------       -------       -------
  Total ........................................      19,969       (15,754)        4,215        13,231        (3,299)        9,932
                                                     -------       -------       -------       -------       -------       -------

INTEREST-BEARING LIABILITIES:
  Deposits:
    NOW and money market accounts ..............       1,090          (703)          387           806          (113)          693
    Passbook and statement savings .............        (155)         (345)         (500)         (186)         (202)         (388)
    Certificates accounts ......................      (1,750)       (3,779)       (5,529)         (177)          (79)         (256)
  Borrowed funds ...............................       5,966          (704)        5,262         2,279          (500)        1,779
                                                     -------       -------       -------       -------       -------       -------
  Total ........................................       5,151        (5,531)         (380)        2,722          (894)        1,828
                                                     -------       -------       -------       -------       -------       -------
Net change in interest income ..................     $14,818      $(10,223)      $ 4,595       $10,509       $(2,405)      $ 8,104
                                                     =======      ========       =======       =======       =======       =======

LENDING ACTIVITIES

     LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences and commercial real estate. At December 31, 1999, the Company's loan portfolio totaled $1.0 billion, of which $774.9 million, or 75.5% were one- to four-family residential mortgage loans. At that date, the Company's loan portfolio also included $98.3 million of home equity loans and lines of credit generally secured by second liens on one-to-four family residential properties, $26.9 million of net construction loans, $96.8 million of commercial real estate loans, and $12.5 million of multi-family residential mortgage loans, which represented 9.6%, 2.6%, 9.4% and 1.2%, respectively, of total loans receivable. Of the mortgage loan portfolio outstanding at December 31, 1999, 47.3% were fixed-rate loans and 52.7% were ARM loans. Other loans held by the Company, which consist of loans on deposit accounts, commercial business, personal, automobile and credit card loans, totaled $16.6 million, or 1.6% of total loans outstanding at December 31, 1999. The Company anticipates growth in commercial business and commercial real estate loans, both in amount and as a percentage of total loans receivable, in the foreseeable future.

The majority of the loans originated by the Company are held for investment. However, the Company sells 30 year, fixed-rate, conforming loans to the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC") and institutional investors from time to time, and retains servicing rights. All loans are sold without recourse. At December 31, 1999, the Company's servicing portfolio totaled $81.9 million.

The Company also invests in mortgage-backed securities and other mortgage-backed products such as collateralized mortgage obligations ("CMOs"). At December 31, 1999, mortgage-backed securities, including CMOs, aggregated $575.2 million, or 30.2% of total assets, of which 50.2% were secured by ARM loans. The majority of the Company's mortgage-backed securities are insured or guaranteed by Freddie Mac, the Government National Mortgage Association ("GNMA"), or Fannie Mae ("FNMA"). At December 31, 1999, the Company had no mortgage-backed securities held for investment. All mortgage-backed securities were classified as available for sale at that date. The Company expects classify all mortgage-backed security purchases as available for sale in the foreseeable future. Mortgage-backed securities available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions, or to provide liquidity to fund activities such as common stock repurchases or loan originations.

The following table sets forth the composition of the Company's loan and mortgage-backed securities portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

                                                                              At December 31,
                                       --------------------------------------------------------------------------------------------
                                             1999                1998               1997               1996               1995
                                       -----------------   ----------------   ----------------   ----------------   ----------------
                                                 Percent            Percent            Percent            Percent            Percent
                                       Amount   of Total   Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total
                                       ------   --------   ------  --------   ------  --------   ------  --------   ------  --------
Mortgage loans(1):
  One-to-four family ..............  $  774,858   75.52   $657,284   76.10%  $566,625   78.25%  $493,973   75.67%  $448,844   74.65%
  Home equity loans ...............      98,324    9.58     82,672    9.57     56,533    7.81     52,684    8.07     43,853    7.29
  Construction (2) ................      26,890    2.62     23,349    2.70     17,827    2.46     12,996    1.99      7,705    1.28
  Commercial real estate ..........      96,821    9.44     65,069    7.53     54,926    7.58     51,091    7.83     52,788    8.78
  Multi-family ....................      12,499    1.22     17,589    2.04     21,292    2.94     36,066    5.53     42,597    7.08
  A.I.D. (3) ......................          --      --         --      --         --      --         --      --        165    0.03
                                     ----------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total mortgage loans ..........   1,009,392   98.38    845,963   97.94    717,203   99.04    646,810   99.09    595,952   99.11
Other loans .......................      16,638    1.62     17,817    2.06      6,954    0.96      5,956    0.91      5,350    0.89
                                     ----------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total loans receivable ........   1,026,030  100.00%   863,780  100.00%   724,157  100.00%   652,766  100.00%   601,302  100.00%
                                                 ======             ======             ======             ======             ======
Less:
Net deferred loan fees
  (costs) and (premiums)
  and discounts ...................      (1,090)              (422)              (107)               524                995
Allowance for loan losses .........      11,004              9,505              8,454              7,781              7,851
                                     ----------           --------           --------           --------           --------
    Total loans receivable, net ...  $1,016,116           $854,697           $715,810           $644,461           $592,456
                                     ==========           ========           ========           ========           ========

Mortgage loans:
  ARM .............................  $  531,859   52.69%  $439,234   51.92%  $421,642   58.79%  $364,906   56.42%  $321,264   53.91%
  Fixed-rate ......................     477,533   47.31    406,729   48.08    295,561   41.21    281,904   43.58    274,688   46.09
                                     ----------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total mortgage loans ..........  $1,009,392  100.00%  $845,963  100.00%  $717,203  100.00%  $646,810  100.00%  $595,952  100.00%
                                     ==========  ======   ========  ======   ========  ======   ========  ======   ========  ======

Mortgage-backed securities (4):
  CMOs ............................  $  273,511   46.85%  $209,468   32.00%  $ 90,247   15.95%  $ 76,493   13.31%  $103,368   18.78%
  FHLMC ...........................     166,992   28.60    235,415   35.97    253,029   44.72    287,368   50.02    291,141   52.88
  GNMA ............................      57,489    9.85     71,347   10.90    113,179   20.00    134,877   23.47    123,853   22.50
  FNMA ............................      85,828   14.70    138,286   21.13    109,415   19.33     75,821   13.20     32,172    5.84
                                     ----------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total mortgage-backed
      securities ..................     583,820  100.00%   654,516  100.00%   565,870  100.00%   574,559  100.00%   550,534  100.00%
                                                 ======             ======             ======             ======             ======
Net premiums ......................       2,748              3,639              2,704              2,433              1,676
Net unrealized gain (loss) on
     mortgage-backed securities
     available for sale ...........     (11,409)             3,726              1,876                535                241
                                     ----------           --------           --------           --------           --------
   Net mortgage-backed
     securities ...................  $  575,159           $661,881           $570,450           $577,527           $552,451
                                     ==========           ========           ========           ========           ========

----------
(1)  Includes  $287,000 and  $424,000 in mortgage  loans  available  for sale at
     December 31, 1996 and 1995, respectively. No loans were classified as available for sale at December 31, 1999, 1998 or 1997.
(2) Net of loans in process of $28.0 million, $41.8 million, $27.5 million, $12.3 million, and $3.8 million at December 31, 1999, 1998, 1997, 1996 and
     1995, respectively.
(3) Agency for International Development. Represented a participation interest in a $15.0 million aggregate loan to the Korea National Housing Corporation, a government-sponsored housing development project.
(4) Includes $575.2 million, $661.9 million, $200.5 million, $161.1 million and $89.3 million in mortgage-backed securities available for sale at fair value at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

LOAN MATURITY AND REPRICING. The following table shows the maturity or period to repricing of the Company's loan portfolio at December 31, 1999. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

(Dollars in thousands)
                                             At December 31, 1999
                                  --------------------------------------------
                                              One Year
                                  One Year    to Five      After
                                  or Less       Years    Five Years    Total
                                  --------    --------    --------   ----------
Mortgage loans:
  One-to-four family .........    $ 98,009    $245,796    $431,053   $  774,858
  Home equity loans ..........      27,287      22,835      48,202       98,324
  Construction (1) ...........      26,890          --          --       26,890
  Commercial real estate .....      11,678      16,450      68,693       96,821
  Multi-family ...............         266       7,422       4,811       12,499
                                  --------    --------    --------   ----------
    Total mortgage loans .....     164,130     292,503     552,759    1,009,392
Other loans ..................       9,754       5,592       1,292       16,638
                                  --------    --------    --------   ----------
    Total loans ..............    $173,884    $298,095    $554,051    1,026,030
                                  ========    ========    ========

Net deferred loan costs and unearned premiums ....................        1,090
Allowance for loan losses ........................................      (11,004)
                                                                     ----------
Loans receivable, net ............................................   $1,016,116
                                                                     ==========

(1)  Excludes loans in process of $28.0 million.


The following table sets forth at December 31, 1999, the dollar amount of loans contractually due or repricing after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates (dollars in thousands):

                                                   Due or repricing after
                                                      December 31, 2000
                                              ----------------------------------
                                               FIXED     ADJUSTABLE     TOTAL
                                              --------    --------    ----------
Mortgage loans:
   One-to-four family ....................    $327,916    $348,933    $  676,849
   Equity loans ..........................      63,424       7,613        71,037
   Commercial real estate ................      74,290      10,853        85,143
   Multi-family ..........................       6,454       5,779        12,233
Other loans ..............................       5,567       1,317         6,884
                                              --------    --------    ----------
Total loans receivable ...................     477,651     374,495       852,146
Mortgage-backed securities
   (at amortized cost) ...................     293,370     118,495       411,865
                                              --------    --------    ----------
Total loans receivable and mortgage-
    backed securities ....................    $771,021    $492,990    $1,264,011
                                              ========    ========    ==========


ONE-TO-FOUR FAMILY MORTGAGE LOANS. The Company offers fixed and adjustable-rate first mortgage loans secured by one-to-four family residences in New Jersey. Typically, such residences are single family homes that serve as the primary residence of the owner. Loan originations are generally obtained from existing or past customers, members of the local community, and referrals from attorneys, established builders, and realtors within the Company's market area. In addition, one-to-four family residential mortgage loans are also originated in the Company's market area through loan originators who are employees of the Company and are compensated on a commission basis. Originated mortgage loans in the Company's portfolio include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

At December 31, 1999, 75.5% of total loans receivable consisted of one-to-four family residential loans. The Company offers ARM loans with initial fixed rate terms of either one, three, five, seven or ten years. After the initial fixed-rate term, the loan then converts into a one-year ARM. The Company's ARM loans may carry an initial interest rate which is less than the fully-indexed rate for the loan. The initial discounted rate is determined by the Company in accordance with market and competitive factors. The majority of the Company's ARM loans adjust by a maximum of 2.00% per year, with a lifetime cap on increases of up to 6.00%. ARM loans are originated for a term of up to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the Company's cost of funds. The Company's fixed-rate mortgage loans currently are made for terms of 10 through 30 years.

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

The Company generally originates one-to-four family residential mortgage loans in amounts up to 95% of the appraised value or selling price of the mortgaged property, whichever is lower. The Company requires private mortgage insurance for all loans originated with loan-to-value ratios exceeding 80%. Generally, the minimum one-to-four family loan amount is $25,000, and the maximum loan amount is $500,000. The Company typically charges an origination fee of up to 3.00% on one-to-four family residential loans.

HOME EQUITY LOANS AND LINES OF CREDIT. The Company originates home equity loans secured by one-to-four family residences. These loans generally are originated as fixed-rate loans with terms from five to 15 years. Home equity loans are primarily made on owner-occupied, one-to-four family residences and to the Company's first mortgage customers. These loans are generally subject to a 80% loan-to-value limitation, including any other outstanding mortgages or liens where the first mortgage lien is held by the Company, and 75% on all other loans. In addition, the Company currently offers home equity loans for qualified borrowers with a loan-to-value ratio of up to 90%. The Company obtains private mortgage insurance for some of these types of loans, depending on the underwriting and first lien position. The Company is currently offering "Helping Hand" home equity loans for low income borrowers, with maximum terms of five years, with loan-to-value ratios of up to 90% and a maximum loan amount of $10,000. Generally, the Company's minimum equity loan is $5,000 and the maximum equity loan is $200,000. As of December 31, 1999, the Company had $63.5 million in fixed-rate home equity loans outstanding.

The Company also offers a variable rate home equity line of credit which extends a credit line based on the applicant's income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment where the first mortgage lien is held by the Company, and 75% on all other loans. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Company presently charges no origination fees for these loans. A borrower is required to make monthly payments of principal and interest, at a minimum of $100.00 plus interest, based upon a 20 year amortization period. Generally, the interest rate charged is the prime rate of interest (as published in THE WALL STREET JOURNAL) (the "prime rate") plus up to 0.5%. The loans have a 6.0% lifetime cap on the amount the interest rate may increase. The Company also offers a credit line product which is based on a 15 year amortization and the interest rate charged is the prime rate of interest. These loans also have a 6.0% lifetime cap. The Company offers a fixed 12 month introductory rate on both home equity line of credit products. The introductory rate is currently 6.99%. The Company offers an additional credit line product that allows for a loan-to-value ratio of up to 90%. The rates charged on these loans vary between the prime rate plus 1.0% to the prime rate plus 1.5%. The Company's home equity lines of credit outstanding at December 31, 1999 totaled $34.8 million, with additional available credit lines of $45.4 million.

CONSTRUCTION LENDING. At December 31, 1999, construction loans totaled $26.9 million, or 2.6% of the Company's total loans outstanding. Available credit lines totaled $28.0 million at December 31, 1999. The current policy of the Company is to charge interest rates on its construction loans which float at margins of up to 2.0% above the prime rate. The Company's construction loans typically have original principal balances that are larger than its one- to four-family mortgage loans, with the majority of the loans ranging from available lines of credit of $125,000 to $6.0 million. At December 31, 1999, the Company had 31 construction loans, 10 of which had principal outstanding of $1.0 million or more, with the largest outstanding loan balance being $3.8 million. At December 31, 1999, all of the Company's construction lending portfolio consisted of loans secured by property located in the State of New Jersey, primarily for the purpose of constructing one-to-four family homes.

The Company will originate construction loans on unimproved land in amounts up to 70% of the lower of the appraised value or the cost of the land. The Company also originates loans for site improvements and construction costs in amounts up to 75% of actual costs or sales price where contracts for sale have been executed. Generally, construction loans are offered for one year terms with up to four six-month options to extend the original term. Typically, additional loan origination fees are charged for each extension granted, although in some cases these fees have been waived. The Company requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, on all construction loans.

Construction lending, by its nature, entails additional risks as compared with one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential mortgage lending. The Company addresses these risks through its underwriting procedures. At December 31, 1999, none of the Company's construction loans were classified as substandard.
See "Assets Quality" for further discussion.

COMMERCIAL REAL ESTATE. At December 31, 1999, the Company had 121 loans secured by commercial real estate, totaling $96.8 million, or 9.4% of the Company's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the mortgaged property. The Company's commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, small industrial facilities, warehouses, storage facilities and other non-residential buildings. The largest commercial real estate loan at December 31, 1999 was a participation loan originated in 1999 on a hotel building with a balance of $5.5 million. All commercial real estate loans in the Company's portfolio are secured by properties located within New Jersey.

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

MULTI-FAMILY MORTGAGE LOANS. The Company originates multi-family mortgage loans in its primary lending area. As of December 31, 1999, $12.5 million, or 1.2%, of the Company's total loan portfolio consisted of multi-family residential loans. At December 31, 1999, the Company had three multi-family loans with outstanding balances in excess of $1.0 million. Large multi-family loans such as these are originated on the basis of the Company's underwriting standards for commercial real estate loans.

OTHER LENDING. The Company also offers other loans, primarily business, commercial, personal and automobile loans and loans secured by savings accounts. At December 31, 1999, $16.6 million, or 1.6%, of the loan portfolio consisted of such other loans.

LOAN APPROVAL AUTHORITY AND UNDERWRITING. All loans secured by real estate must have the approval or ratification of the members of the Loan Committee, which consists of at least two directors and at least two officers engaged in the lending area. The Loan Committee meets at least monthly to review and ratify management's approval of loans made within the scope of its authority since the last committee meeting, and to approve mortgage loans made in excess of $750,000, but not greater than $1.0 million. Real estate loans in excess of $1.0 million require prior Board approval. Prior Board approval is also required for the origination of consumer and business loans in excess of $100,000 for unsecured loans, and $500,000 for secured loans.

One-to-four family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, except as to loan amount and certain documentation. For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is then requested, income, assets and certain other information are verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, which is currently performed by appraisers designated and approved by the Board of Directors. It is the Company's policy to obtain appropriate insurance protections, including title and flood insurance, on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

LOAN SERVICING. The Company generally retains the servicing rights on loans it has sold. The Company receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. The Company was servicing $81.9 million and $87.6 million of mortgage loans for others at December 31, 1999 and 1998, respectively. The Company received $202,000 and $237,000 in servicing fees for the years ended December 31, 1999 and 1998, respectively.

LOAN PURCHASES AND SALES. The Company is a Freddie Mac qualified servicer in good standing, and may sell any of its conforming loans originated, subject to Freddie Mac requirements, and retain the servicing rights. As a part of its asset/liability management, the Company will sell loans, on occasion, in order to reduce or minimize potential interest rate and credit risk. As of December 31, 1999, the Company did not have any mortgage loans classified as available for sale. Mortgage loans sold totaled $7.2 million and $14.5 million for the years ended December 31, 1999 and 1998, respectively. From time to time, the Company may also purchase mortgage loans. The Company purchased $57.5 million and $26.8 million in mortgage loans from third-party correspondents for the years ended December 31, 1999 and 1998, respectively. The Company underwrote the loans and verified documentation prior to purchase and has representations and warranties for a one year period, including repayment of remaining purchased premiums if a loan prepays within the first 12 months.

ASSET QUALITY

The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more, and REO. At December 31, 1999, REO totaled $466,000 and consisted of 7 properties. It is the policy of the Company to cease accruing interest on loans 90 days or more past due with loan-to-value ratios in excess of 55% and to reverse all previously accrued interest. For the year ended December 31, 1999, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $197,000.

(Dollars in thousands)
                                                At December 31,
                                   --------------------------------------------
                                    1999     1998     1997     1996       1995
                                   ------   ------   ------   -------   -------

Non-accrual mortgage loans ......  $2,311   $2,647   $4,457   $ 5,715   $ 7,302
Non-accrual other loans .........      45       93       --         4       464
                                   ------   ------   ------   -------   -------
   Total non-accrual loans ......   2,356    2,740    4,457     5,719     7,766
Loans 90 days or more
 delinquent and still
 accruing .......................     326    1,525    1,596       928     1,555
                                   ------   ------   ------   -------   -------
   Total non-performing
    loans .......................   2,682    4,265    6,053     6,647     9,321
Restructured loans ..............      --       --    2,103     2,135     4,167
Total real estate owned,
  net of related allowance
  for loss ......................     466    1,453    1,516     3,750     5,759
                                   ------   ------   ------   -------   -------
Total non-performing assets .....  $3,148   $5,718   $9,672   $12,532   $19,247
                                   ======   ======   ======   =======   =======

Non-performing loans to total
 loans receivable, net ..........    0.26%    0.50%    0.85%     1.03%     1.57%
Total non-performing assets
 to total assets ................    0.17%    0.31%    0.61%     0.84%     1.38%

CLASSIFICATION OF ASSETS. The Bank classifies loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. Pursuant to the Company's internal guidelines, all loans 90 days past due are classified substandard, doubtful, or loss. The Company's classified assets totaled $7.1 million and $6.8 million at December 31, 1999 and 1998, respectively. At December 31, 1999, $2.5 million of classified loans were secured by residential properties. The remaining $4.6 million in classified loans were secured by commercial real estate. In early 2000, the Bank received full repayment on a $1.3 million commercial loan classified at December 31, 1999. As of December 31, 1999, the Company's largest classified loan had a balance of $2.0 million and was secured by an occupied office building.

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

The Company recorded $1.7 million and $1.5 million in provisions for loan losses for the years ended December 31, 1999 and 1998, respectively. The increase in the provision for loan losses was the result of management's asset classification review and continued growth in loans receivable. The Company believes that the allowance for loan losses is adequate. At December 31, 1999, the total allowance was $11.0 million, which amounted to 1.1% of loans receivable, net and 349.6% of non-performing assets. The Company will continue to monitor the level of its allowance for loan losses in order to maintain it at a level which management considers adequate to provide for probable loan losses.

The following table sets forth activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                       For the Years Ended December 31,
                               ------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------   -------   -------   -------   -------

Balance at beginning
  of period .................  $  9,505   $ 8,454   $ 7,781   $ 7,851   $ 9,114
Provision for loan losses ...     1,650     1,469     1,200       550       310
Charge-offs .................      (151)     (596)     (527)     (730)   (1,809)
Recoveries ..................        --        28        --       110       236
Allowance activity of
  Pulse during conforming
  period, net ...............        --       150        --        --        --
                               --------   -------   -------   -------   -------
Balance at end of period ....  $ 11,004   $ 9,505   $ 8,454   $ 7,781   $ 7,851
                               ========   =======   =======   =======   =======

The following tables set forth the Company's percentage of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

                                                                                  At December 31,
                                              --------------------------------------------------------------------------------------
                                                               1999                                          1998
                                              ----------------------------------------        --------------------------------------
                                                                            Percent of                                   Percent of
                                                           Percent of        Loans in                      Percent of     Loans in
                                                          Allowance to         Each                       Allowance to      Each
                                                              Total        Category to                        Total      Category to
                                              Amount        Allowance      Total Loans        Amount        Allowance    Total Loans
                                              ------        ---------      -----------        ------        ---------    -----------
One- to four-family .......................   $ 4,667          42.41%          75.52%         $4,027          42.37%          76.10%
Home equity loans .........................     1,086           9.87            9.58           1,090          11.47            9.57
Construction ..............................     1,573          14.29            2.62           1,223          12.87            2.70
Commercial real estate ....................     2,630          23.90            9.44           1,963          20.65            7.53
Multi-family ..............................       250           2.27            1.22             522           5.49            2.04
                                              -------         ------          ------          ------         ------          ------
  Total mortgage loans ....................    10,206          92.74           98.38           8,825          92.85           97.94
Other .....................................       541           4.92            1.62             486           5.11            2.06
Unallocated ...............................       257           2.34              --             194           2.04              --
                                              =======         ======          ======          ======         ======          ======
  Total allowance for loan losses .........   $11,004         100.00%         100.00%         $9,505         100.00%         100.00%
                                              =======         ======          ======          ======         ======          ======

                                                                              At December 31,
                                        -------------------------------------------------------------------------------------------
                                                    1997                            1996                           1995
                                        ---------------------------     ---------------------------     ---------------------------
                                                             Percent
                                                               of
                                                              Loans                         Percent                         Percent
                                                              in Each             Percent   of Loans             Percent    of Loans
                                                Percent of   Category               of      in Each                 of      in Each
                                                 Allowance     to                Allowance  Category             Allowance  Category
                                                 to Total     Total              to Total   to Total             to Total   to Total
                                        Amount   Allowance    Loans     Amount   Allowance    Loans     Amount   Allowance    Loans
                                        ------    ------     ------     ------    ------     ------     ------    ------     ------
One- to four-family ................    $3,867     45.75%     78.25%    $4,035     51.85%     75.67%    $4,067     51.81%     74.65%
Home equity loans ..................       458      5.42       7.81        437      5.62       8.07        348      4.43       7.29
Construction .......................       894     10.57       2.46        577      7.42       1.99        301      3.83       1.28
Commercial real estate .............     1,877     22.20       7.58      1,714     22.03       7.83      1,766     22.49       8.78
Multi-family .......................       777      9.19       2.94        787     10.11       5.53        883     11.25       7.08
A.I.D ..............................        --        --         --         --        --         --         --        --       0.03
                                        ------    ------     ------     ------    ------     ------     ------    ------     ------
  Total mortgage loans .............     7,873     93.13      99.04      7,550     97.03      99.09      7,365     93.81      99.11
Other ..............................       258      3.05       0.96        187      2.40       0.91        196      2.50       0.89
Unallocated ........................       323      3.82         --         44      0.57         --        290      3.69         --
                                        ======    ======     ======     ======    ======     ======     ======    ======     ======
  Total allowance for loan losses ..    $8,454    100.00%    100.00%    $7,781    100.00%    100.00%    $7,851    100.00%    100.00%
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

The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization or accretion of the premium or discount related to the mortgage-backed security. Premiums and discounts are amortized or accreted over the anticipated life of the loans. The prepayment assumptions used to determine the amortization or accretion period for premiums and discounts can significantly affect the yield calculation of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Authority ("FHA") or Veterans Administration ("VA") loans generally have a longer life than conventional non-assumable loans underlying Freddie Mac and FNMA mortgages-backed securities. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates whereby prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for
adjustable-rate     mortgage-backed    securities,    both    convertible    and
non-convertible.

The Company has significant investments in mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 1999, mortgage-backed securities, net, totaled $575.2 million, or 30.2% of total assets. All such securities were classified as available for sale and carried at market value. The Company invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by Freddie Mac, GNMA and FNMA. At such date, the mortgage-backed securities portfolio had a weighted average interest rate of 6.52%. Fixed coupon rates ranged from 7.50% to 10.00% for GNMA, 6.00% to 9.50% for Freddie Mac, 5.50% to 8.00% for FNMA fixed-rate securities and 5.50% to 7.00% for fixed-rate CMOs. Adjustable-rate coupon ranges were as follows: 6.13% to 6.75% for GNMA ARM mortgage-backed securities; 5.75% to 7.75% for Freddie Mac ARM mortgage-backed securities; 5.81% to 7.77% for FNMA ARM mortgage-backed securities; and 5.47% to 7.70% for adjustable-rate CMOs.

Included in the total mortgage-backed securities portfolio are CMOs which had a market value of $264.9 million at December 31, 1999. The Company generally purchases short-term, straight sequential or planned amortization class ("PAC") CMOs. CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flow from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The CMOs and other mortgage-backed securities in which the Company invests may have a multi-class structure ("Multi-Class Mortgage Securities"). Multi-Class Mortgage Securities issued by private issuers may be collateralized by pass-through securities guaranteed by GNMA or issued by FNMA or Freddie Mac, or they may be collateralized by whole loans or pass-through mortgage-backed securities of private issuers. Each class has a specified maturity or final distribution date. In one structure, payments of principal, including any principal prepayments, on the collateral are applied to the classes in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class until all classes having an earlier stated maturity or final distribution date have been paid in full. In other structures, certain classes may pay concurrently, or one or more classes may have a priority with respect to payments on the underlying collateral up to a specified amount. The Company's funds have not and will not be invested in any class with residual characteristics. The weighted average life of CMOs at December 31, 1999, was

4.91 years. The stated weighted average contractual maturity of the Company's CMOs, at December 31, 1999, was 19.5 years.

The Company only purchases CMOs and mortgage-backed securities that are rated "AA" or higher at the time of purchase. Prior to purchasing CMOs and periodically throughout their lives, individual securities are reviewed for suitability with respect to projected weighted average lives and price sensitivity. A large percentage of the fixed-rate CMOs purchased have projected average durations of three years or less using current market prepayment assumptions prevalent at the time of purchase and projected average durations that do not exceed nine years in the event of a 300 basis point increase in market rates of interest. The Company receives a detailed analysis from the broker/dealer or from the Bloomberg System on each security.

The amortized cost and market value of mortgage-backed securities at December 31, 1999, by contractual maturity are shown below. Expected maturities will differ from contractual maturities due to prepayments (dollars in thousands):

                                                            AMORTIZED    MARKET
                                                              COST        VALUE
                                                            --------    --------
Mortgage-backed securities available for sale due in:
      Less than one year ...............................    $  2,179    $  2,101
      One year through five years ......................      12,193      12,047
      Five years through ten years .....................      38,973      38,207
      Greater than ten years ...........................     533,223     522,804
                                                            --------    --------
                                                            $586,568    $575,159
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

INVESTMENTS AVAILABLE FOR SALE. The Company maintains a portfolio of investments available for sale to minimize interest rate and market value risk. These investments, designated as available for sale at purchase, are marked to market in accordance with Statement of Financial Accounting Standard No. 115. The Company's Investment Policy designates what type of securities may be contained in the available for sale portfolio. This portfolio of available for sale investments is reviewed and priced at least monthly. As of December 31, 1999, the market value of investment securities available for sale was $213.6 million, with an amortized cost basis of $229.2 million, and was composed of U.S. Treasury and agencies securities, state and political obligations, corporate debt obligations and equity securities. The available for sale portfolio, excluding equity securities, had a weighted average contractual maturity of 12.4 years. A substantial portion of the investment portfolio is comprised of callable agency notes, which have a variety of call options available to the issuer at predetermined dates. The investment portfolio's yield is enhanced by the addition of callable agency notes, due to the issuer's flexibility in repricing their funding source, while creating reinvestment risk to the Company. At December 31, 1999, $155.6 million, or 72.8% of the total investment portfolio was callable.

INVESTMENT PORTFOLIO. The following table sets forth certain information regarding the carrying and market values of the Company's investment portfolio at the dates indicated, (in thousands):

                                                                                       At December 31,
                                                           ------------------------------------------------------------------------
                                                                    1999                     1998                       1997
                                                           ---------------------    ----------------------     --------------------
                                                           Amortized     Market     Amortized      Market      Amortized     Market
                                                              Cost        Value        Cost         Value        Cost         Value
                                                           --------     --------    ---------     --------     --------     --------
Investment securities held to maturity:
  U.S. Government and agency obligations .............     $     --     $     --     $     --     $     --     $124,920     $124,847
  State and political obligations ....................           --           --           --           --        2,663        2,690
                                                           --------     --------     --------     --------     --------     --------
     Total investment securities
        held to maturity .............................     $     --     $     --     $     --     $     --     $127,583     $127,537
                                                           ========     ========     ========     ========     ========     ========

Investment securities available for sale:
  U.S. Government and agency obligations .............     $155,173     $146,810     $197,635     $198,531     $ 72,798     $ 72,934
  State and political obligations ....................       16,976       15,706        6,900        6,972           --           --
  Corporate obligations ..............................       45,917       40,424       13,414       13,275        4,698        4,685
  Equity securities ..................................       11,149       10,650       24,071       23,419          800          824
                                                           --------     --------     --------     --------     --------     --------
      Total investment securities
        available for sale ...........................     $229,215     $213,590     $242,020     $242,197     $ 78,296     $ 78,443
                                                           ========     ========     ========     ========     ========     ========

The table below sets forth certain information regarding the contractual maturities, amortized costs, market values, and weighted average yields for the Company's investment portfolio at December 31, 1999. Investments in equity securities, which have no contractual maturities, are excluded from this table.

(Dollars in thousands)

                                                                     At December 31, 1999
                               ----------------------------------------------------------------------------------------------------
                                                    More than        More than
                                                    One Year        Five Years       More than
                               One Year or Less   to Five Years    to Ten Years      Ten Years                Total
                               ----------------  ---------------  ---------------  -------------- ---------------------------------
                                                                                                  Average
                                Amor-  Weighted  Amor-  Weighted  Amor-  Weighted  Amor-  Weighted  Life   Amor-            Weighted
                                tized   Average  tized  Average   tized  Average   tized  Average    in    tized    Market   Average
                                Cost     Yield   Cost    Yield    Cost    Yield    Cost    Yield   Years   Cost      Value    Yield
                               ------  --------  -----  --------  -----  --------  -----  -------- -----   -----    ------  --------
Investment securities
 available for sale:
  U.S. Government and
   agency obligations .......  $10,000   5.74%  $38,980   6.00%  $73,586   6.47%  $32,607   6.93%   8.48  $155,173  $146,810   6.40%
  State and political
   obligations ..............      160   6.39     3,611   6.56     6,468   8.73     6,737   6.91    8.64    16,976    15,706   7.33
  Corporate obligations .....      302   5.96     2,000   5.63     9,928   6.89    33,687   7.24   26.98    45,917    40,424   7.08
                               -------   ----   -------   ----   -------   ----   -------   ----   -----  --------  --------   ----
  Total investment
   securities available
   for sale .................  $10,462   5.76%  $44,591   6.03%  $89,982   6.68%  $73,031   7.07%  12.39  $218,066  $202,940   6.62%
                               =======   ====   =======   ====   =======   ====   =======   ====   =====  ========  ========   ====

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

DEPOSITS. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of fixed-term fixed-rate certificates, passbook and statement savings, money market, Individual Retirement Accounts ("IRAs") and Negotiable Order of Withdrawal ("NOW") accounts. The flow of deposits is significantly influenced by general economic conditions, changes in money market and prevailing interest rates and competition. The Company's deposits are typically obtained from the areas in which its offices are located. The Company relies primarily on customer service and long-standing relationships to attract and retain these deposits. At December 31, 1999, $116.9 million of the Company's deposit balance consisted of IRAs. Also at that date, $92.6 million, or 7.6%, of the Company's deposit balance consisted of deposit accounts with a balance greater than $100,000. The Company does not currently accept brokered deposits.

At December 31, 1999, certificate accounts in amounts of $100,000 or more mature as follows (in thousands):

                                                            Amount
                                                            -------
          MATURITY PERIOD
          Three months or less .........................    $50,551
          Over 3 through 6 months ......................     14,540
          Over 6 through 12 months .....................     12,193
          Over 12 months ...............................     15,308
                                                            -------
                 Total .................................    $92,592
                                                            =======

The following table sets forth the distribution of the Company's average accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented (dollars in thousands):

                                                                              For the Year Ended December 31,
                                                    --------------------------------------------------------------------------------
                                                              1999                        1998                       1997
                                                    -----------------------      -----------------------      ----------------------
                                                      Average       Average        Average       Average       Average       Average
                                                      Balance        Rate          Balance        Rate         Balance         Rate
                                                    ----------      -------      ----------      -------      ----------     -------
Non-interest bearing deposits ...............       $   44,755        --%        $   35,297        --%        $   26,234        --%
NOW and money market accounts ...............          347,325       2.70           308,609       2.92           281,007       2.96
Savings accounts ............................          170,907       2.30           177,282       2.50           184,423       2.61
                                                    ----------       ----        ----------       ----        ----------       ----
   Sub-total ................................          562,987       2.36           521,188       2.58           491,664       2.67
Certificate accounts ........................          686,754       4.94           719,602       5.48           722,534       5.49
                                                    ----------       ----        ----------       ----        ----------       ----
   Total average deposits ...................       $1,249,741       3.78%       $1,240,790       4.26%       $1,214,198       4.35%
                                                    ==========       ====        ==========       ====        ==========       ====

BORROWINGS

The Company's policy has been to utilize borrowings as an alternate and/or less costly source of funds. The Company obtains advances from the FHLB-NY, which are collateralized by the capital stock of the FHLB-NY held by the Company, and certain mortgage loan and mortgage-backed securities of the Company. The Company also borrows funds via reverse repurchase agreements with the FHLB-NY and primary broker/dealers. Advances from the FHLB-NY are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, for purposes other than withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. The maximum amount of FHLB-NY advances permitted to a member institution generally is reduced by borrowings from any other source. At December 31, 1999, the Company's FHLB-NY advances totaled $107.0 million, representing 6.4% of total liabilities.

During 1999, the Company continued to borrow funds from the FHLB-NY and primary broker/dealers. The borrowings are collateralized by designated mortgage-backed and investment securities. The total of these borrowings at December 31, 1999 was $315.0 million, representing 19.0% of total liabilities.

The Company also has an available overnight line-of-credit with the FHLB-NY for a maximum of $50.0 million.

The following table sets forth certain information regarding the Company's borrowed funds on the dates indicated (dollars in thousands):

                                         At or For the Years Ended December 31,
                                       ----------------------------------------
                                         1999            1998            1997
                                       --------        --------        --------
FHLB-NY advances:
  Average balance outstanding .....    $ 70,914        $ 24,072        $ 33,308
  Maximum amount outstanding
    at any month-end during
    the period ....................     139,250          50,800          40,000
  Balance outstanding at end
    of period .....................     107,000          38,000          23,000
  Weighted average interest
    rate during the period ........        5.43%           5.80%           6.20%
  Weighted average interest
    rate at end of period .........        5.88%           5.36%           6.28%

Other borrowings:
  Average balance outstanding .....    $254,587        $192,730        $144,489
  Maximum amount outstanding
    at any month-end during
    the period ....................     315,000         269,175         174,669
  Balance outstanding at end
    of period .....................     315,000         226,675         163,665
  Weighted average interest
    rate during the period ........        5.47%           5.76%           5.97%
  Weighted average interest
    rate at end of period .........        5.58%           5.42%           5.92%


SUBSIDIARY ACTIVITIES

FSB FINANCIAL CORP. FSB Financial Corp. is a wholly owned subsidiary of the Bank and provides a line of fixed and variable rate annuity products, along with mutual funds and term life insurance. For the year ended December 31, 1999, FSB Financial Corp. had net income of $160,000.

1000 WOODBRIDGE CENTER DRIVE, INC. 1000 Woodbridge Center Drive, Inc. is a wholly owned subsidiary of the Bank. 1000 Woodbridge Center Drive, Inc. is a real estate investment trust and the majority of the Bank's mortgage loan portfolio is held by this subsidiary. 1000 Woodbridge Center Drive, Inc. had net income of $32.2 million for the year ended December 31, 1999.

In addition, the Company has three wholly owned subsidiaries obtained through the Pulse acquisition which were inactive in 1999.


PERSONNEL

As of  December  31,  1999,  the  Company  had 273  full-time  employees  and 23 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

BAD DEBT RESERVE. In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). As of December 31, 1999, the Bank has a base year reserve subject to recapture equal to $2.5 million. The Bank has previously recorded a deferred tax liability for the tax effect of the bad debt recapture and as such, the new rules have no effect on net income or federal income tax expense. Retained earnings at December 31, 1999 and 1998, includes approximately $18.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in Federal tax law. At December 31, 1999 and 1998, the Company had an unrecognized tax liability of $6.5 million with respect to this reserve. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Company currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Company does not expect to be subject to the alternative minimum tax.

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

                           REGULATION AND SUPERVISION

GENERAL

     The Company, as holding company for the Bank, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     As a New Jersey chartered savings bank, the Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") as its chartering agency, and by the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements.

     The regulation and supervision of the Company and the Bank establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the FDIC, the OTS or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

HOLDING COMPANY REGULATION

     Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL") to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the HOLA. Such election would result in its holding company being regulated as a savings and loan holding company by the OTS, rather than as a bank holding company by the Federal Reserve Board. The Bank made such election and received approval from the OTS to become a savings and loan holding company. The Company is regulated as a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

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

     NEW JERSEY REGULATION. Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms "company" and "bank holding company" as such terms are defined under the BHC Act. Each bank holding company controlling a New Jersey chartered bank or savings bank must file certain reports with the Commissioner and is subject to examination by the Commissioner. The Commissioner regulates, among other things, the Bank's internal business procedures as well as its deposits, lending and investment activities. The Commissioner must approve changes to the Bank's Certificate of Incorporation, establishment or relocation of branch offices, mergers and the issuance of additional stock.

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

FEDERAL BANKING REGULATION

     CAPITAL REQUIREMENTS. FDIC regulations require SAIF-insured banks, such as the Bank, to maintain minimum levels of capital. The FDIC regulations define two Tiers, or classes, of capital.

     Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock
(including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities.

     The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital can not exceed 100% of Tier 1 capital.

     The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 3.0% plus an additional cushion of at least 100 to 200 basis points; as a result, the minimum leverage capital ratio for such banks consists of a ratio of Tier 1 capital to total assets of not less than 4 percent. The FDIC and the other federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has not been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System will be 4%, unless a higher leverage capital ratio is warranted by particular circumstances or risk profile of the depository institution.

     The FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

     The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

     PROMPT CORRECTIVE ACTION. Under the FDIC prompt corrective action regulations, the FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

     QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1999, the Bank maintained 83.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

     RECENT DEVELOPMENTS. On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 became law. The Modernization Act contains new financial privacy provisions will generally prohibit financial institutions, including the Company and the Bank, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Modernization Act also allows, among other things, for bank holding companies meeting certain management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than were previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies. The Modernization Act further allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     Because the Modernization Act permits banks, securities firms and insurers to combine and to offer a wide variety of financial products and services, many of these resulting companies will be larger and have more resources than the Company. Should these companies choose to compete directly with the Company in its target markets, the Company's results of operations could be adversely impacted.

NEW JERSEY BANKING REGULATION

     ACTIVITY POWERS. The Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including First Place Savings, generally may invest in:

     (1)  real estate mortgages;

     (2)  consumer and commercial loans;

     (3) specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

     (4)  certain types of corporate  equity  securities;  and

     (5)  certain other assets.

A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the New Jersey Banking Act. Such investments must comply with a number of limitations on the individual and aggregate amounts of the investments. A savings bank may also exercise trust powers upon approval of the Department. New Jersey savings banks may also exercise any power authorized for federally chartered savings banks unless the Department determines otherwise. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations.

     LOANS-TO-ONE-BORROWER LIMITATIONS. With certain specified exceptions, a New Jersey chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank's capital funds. A savings bank may lend an additional 10% of the bank's capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. The Bank currently complies with applicable loans-to-one-borrower limitations.

     DIVIDENDS. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend if the surplus of the savings bank would, after the payment of the dividend, be reduced unless after such reduction the surplus was 50% or more of the bank's capital stock.

     MINIMUM CAPITAL REQUIREMENTS. Regulations of the Department impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC.

     EXAMINATION  AND  ENFORCEMENT.  The New Jersey  Department  of Banking  and
Insurance may examine the Bank whenever it deems an examination advisable. The Commissioner will examine the Bank at least every two years. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement was $1,329 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements.

ITEM 2.  PROPERTIES

The Company conducts its business through its main office and 22 full service branch offices, all located in central New Jersey. The following table sets forth certain information concerning the main office and each branch office of the Company at December 31, 1999. The aggregate net book value of the Company's premises and equipment was $16.5 million at December 31, 1999.

   Location                        Date Leased or Acquired     Leased or Owned
   ---------------                 ------------------------    ---------------
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

   33 Lafayette Road                        4/84                  Leased
   Fords, NJ 08863

   Rt. 35 & Bethany Road                    1/91                  Leased
   Hazlet, NJ 07730

   301 Raritan Avenue                       5/98                   Owned
   Highland Park, NJ 08904

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

   Washington Avenue & Davis Lane           7/71                   Owned
   South Amboy, NJ 08879

   6 Jackson Street                         8/65                   Owned
   South River, NJ 08882

   Location                        Date Leased or Acquired     Leased or Owned
   ---------------                 ------------------------    ---------------
   371 Spotswood - Englishtown Road         5/98                   Owned
   Spotswood, NJ 08884

   325 Amboy Avenue                         1/70                   Owned
   Woodbridge, NJ  07095

   Rt. 1 & St. Georges Avenue               6/80                  Leased
   Woodbridge, NJ  07095

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained in the section captioned "Market Information for Common Stock" on page 44 of the 1999 Annual Report to Stockholders is incorporated herein by reference. At December 31, 1999, 38,443,350 shares of the Company's outstanding common stock was held of record by approximately 5,395 persons or entities, not including the number of persons or entities holding stock in nominee or stock name through various brokers or banks. On December 14, 1999, the Company declared a special cash dividend of $.15 per share, payable January 14, 2000, to stockholders of record as of December 28, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the section captioned "Consolidated Financial Highlights" on page 1 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Comparison of Operating Results" on pages 9 through 18 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Disclosure relating to market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 17 through 18 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

         The Company's consolidated financial statements, together with the report thereon by KPMG LLP, are found in the 1999 Annual Report to Stockholders on pages 19 through 42 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

         The disclosures required by Item 10 are included under the caption "Information With Respect to Nominees, Continuing Directors and Executive
Officers" on pages 4-7 of the Company's proxy statement for the 2000 Annual Meeting of Stockholders dated March 24, 2000 ("2000 Proxy Statement"), and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The disclosures required by Item 11 are included under the captions "Directors' Compensation" and "Executive Compensation" on pages 8-9 and pages 13-17 (excluding the Compensation Committee Report) of the 2000 Proxy Statement dated March 24, 2000, and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          BENEFICIAL OWNERSHIP OF FIRST SENTINEL COMMON STOCK

          Disclosure relating to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to pages 3-5 of the 2000 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Information With Respect to Nominees, Continuing Directors and Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The disclosures required by Item 13 are included under the caption "Transactions With Certain Related Persons" on pages 17-18 of the 2000 Proxy Statement dated March 24, 2000, and are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1)      Financial statements.

The Consolidated Financial Statements and Independent Auditors' Report for the year ended December 31, 1999, included in the Annual Report, listed below, are incorporated herein by reference.

                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND 1998 (ANNUAL REPORT - PAGE 19).

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (ANNUAL REPORT PAGE 20).

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (ANNUAL REPORT - PAGE
                  21).

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (ANNUAL REPORT - PAGE 22).

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ANNUAL REPORT - PAGES 23 THROUGH 41).

                  INDEPENDENT AUDITORS' REPORT (ANNUAL REPORT - PAGE 42).

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

--------------------------------------------------------------------------------
  Exhibit
  Number                         Description                         Reference
--------------------------------------------------------------------------------
    3.1      Certificate of Incorporation of First Sentinel
             Bancorp, Inc.                                               *
    3.2      Bylaws of First Sentinel Bancorp, Inc.                      *
    4.0      Stock Certificate of First Sentinel Bancorp, Inc.           **
   10.1      First Sentinel Bancorp, Inc. 1996 Omnibus
             Incentive Plan                                              **
   10.2      First Sentinel Bancorp, Inc. Amended and Restated
             1998 Stock-based Incentive Plan                            ***
   10.3      First Sentinel Bancorp, Inc. 1986 Acquisition
             Stock Option Plan                                      Filed herein
   10.4      First Sentinel Bancorp, Inc. 1993 Acquisition
             Stock Option Plan                                      Filed herein
   10.5      First Sentinel Bancorp, Inc. 1997 Acquisition
             Stock Option Plan                                      Filed herein
   10.6      First Savings Bank, SLA Employee Stock Ownership
             Plan                                                        **
   10.7      First Savings Bank, SLA Directors' Deferred Fee
             Stock Unit Plan                                             **
   10.8      First Savings Bank, SLA Supplemental Executive
             Retirement Plan                                             **
   10.9      First Savings Bank, SLA Supplemental Executive
             Retirement Plan II                                          **
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  Exhibit
  Number                         Description                           Reference
--------------------------------------------------------------------------------
   10.10     First Savings Bank, SLA Director Retirement Plan            **
   10.11     Form of Employment Agreement between First
             Sentinel Bancorp, Inc. and John P. Mulkerin and
             Christopher Martin                                          **
   10.12     Employment Agreements between First Savings Bank,
             SLA and John P. Mulkerin and Christopher Martin             **
   10.13     Form of Change in Control Agreement between First
             Savings Bank, SLA and certain executive officers            **
   10.14     First Savings Bank, SLA Employee Severance
             Compensation Plan                                           **
   11.0      Computation of per share earnings                          ****
   13.0      Portions of the 1999 Annual Report to Stockholders     Filed herein
   21.0      Subsidiaries of Registrant incorporated by
             reference herein to Part I - Subsidiaries
   23.0      Consent of KPMG LLP                                    Filed herein
   27.0      Financial Data Schedule                                Filed herein
--------------------------------------------------------------------------------

* Previously filed and incorporated herein by reference to the December 31, 1998 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 1999.

** Previously filed and incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1 (File No. 333-42757) of First Sentinel Bancorp, Inc. (formerly known as First Source Bancorp, Inc.) dated December 19, 1997, and all amendments thereto.

*** Previously filed and incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders of First Sentinel Bancorp, Inc. (File No. 000-23809) filed on March 30, 1999.

**** Filed herein as a component of Exhibit 13.0, under footnote one of the Notes to Consolidated Financial Statements.


(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated December 17, 1999 under Item 5, Other Events, pertaining to the declaration of a special cash dividend of $.15 per common share.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2000            FIRST SENTINEL BANCORP, INC.

                                 JOHN P. MULKERIN
                                 -----------------------------
                                 John P. Mulkerin
                                 President, Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                         DATE
---------                                -----                         ----

JOHN P. MULKERIN                 President, Chief Executive       March 30, 2000
---------------------------      Officer and Director
John P. Mulkerin

JEFFRIES SHEIN                   Director                         March 30, 2000
---------------------------
Jeffries Shein

DONALD T. AKEY, M.D.             Director                         March 30, 2000
---------------------------
Donald T. Akey, M.D.

KEITH H. MCLAUGHLIN              Director                         March 30, 2000
---------------------------
Keith H. McLaughlin

PHILIP T. RUEGGER, JR.           Director                         March 30, 2000
---------------------------
Philip T. Ruegger, Jr.

JOSEPH CHADWICK                  Director                         March 30, 2000
---------------------------
Joseph Chadwick

GEORGE T. HORNYAK, JR.           Director                         March 30, 2000
---------------------------
George T. Hornyak, Jr.

WALTER K. TIMPSON                Chairman of the Board            March 30, 2000
---------------------------
Walter K. Timpson

CHRISTOPHER P. MARTIN            Executive Vice President,        March 30, 2000
---------------------------      Chief Operating and Financial
Christopher P. Martin            Officer and Director