Form 10-Q
period 2000-03-31
FIRST SENTINEL BANCORP INC
filed 2000-05-04
CIK 1051092

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 31, 2000

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No.: 000-23809


                          FIRST SENTINEL BANCORP, INC.
             (exact name of registrant as specified in its charter)

          DELAWARE                                             22-3566151
-------------------------------                          -----------------------
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

Yes _X_      No ___.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                OUTSTANDING AT MAY 1, 2000
      Common Stock                                 35,937,250 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                          Page #
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of March
          31, 2000 and December 31, 1999                                       3

          Consolidated Statements of Income for the three months ended
          March 31, 2000 and 1999                                              4

          Consolidated Statements of Stockholders' Equity for the
          three months ended March 31, 2000 and 1999                           5

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999                                        6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           13

PART II.  OTHER INFORMATION                                                   14

          SIGNATURES                                                          15

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)
                                                       March 31,    December 31,
                                                         2000           1999
                                                      ----------     ----------
ASSETS

Cash and due from banks ..........................    $   21,551     $   11,532
Federal funds sold ...............................            --         19,075
                                                      ----------     ----------
Total cash and cash equivalents ..................        21,551         30,607
Federal Home Loan Bank of New York
  (FHLB-NY) stock, at cost .......................        19,232         18,100
Investment securities available for sale .........       231,956        213,590
Mortgage-backed securities available for sale ....       578,010        575,159
Loans available for sale, net ....................           550             --
Loans receivable, net ............................     1,058,875      1,016,116
Interest and dividends receivable ................        12,485         12,278
Premises and equipment, net ......................        16,233         16,503
Excess of cost over fair value of
  net assets acquired ............................         6,894          7,106
Other assets .....................................        15,314         15,237
                                                      ----------     ----------
     Total assets ................................    $1,961,100     $1,904,696
                                                      ==========     ==========

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits .........................................    $1,226,099     $1,213,724
Borrowed funds ...................................       486,000        422,000
Advances by borrowers for taxes and insurance ....         9,111          8,385
Other liabilities ................................        12,166         16,007
                                                      ----------     ----------
     Total liabilities ...........................     1,733,376      1,660,116
                                                      ----------     ----------

STOCKHOLDERS' EQUITY

Preferred stock; authorized 10,000,000 shares;
  none issued and outstanding ....................            --             --
Common stock, $.01 par value, 85,000,000
  shares authorized; 43,106,742 and 36,062,250
  shares issued and outstanding at 3/31/00 and
  43,106,742 and 38,443,350 shares issued and
  outstanding at 12/31/99 ........................           431            431
Paid-in capital ..................................       201,355        200,781
Retained earnings ................................       121,247        117,922
Accumulated other comprehensive loss .............       (19,432)       (17,302)
Treasury stock (7,021,916  and 4,628,604 shares
  at March 31, 2000 and December 31, 1999,
  respectively)
                                                         (60,315)       (41,229)
Common stock acquired by the Employee Stock
  Ownership Plan (ESOP) ..........................       (11,927)       (12,156)
Common stock acquired by the Recognition and
  Retention Plan (RRP) ...........................        (3,635)        (3,867)
                                                      ----------     ----------
     Total stockholders' equity ..................       227,724        244,580
                                                      ----------     ----------
     Total liabilities and stockholders' equity ..    $1,961,100     $1,904,696
                                                      ==========     ==========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2000           1999
                                                     -----------    -----------
INTEREST INCOME:

  Loans ..........................................   $    19,184    $    16,195
  Investment and mortgage-backed securities
    available for sale ...........................        13,663         13,749
                                                     -----------    -----------
     Total interest income .......................        32,847         29,944
                                                     -----------    -----------
INTEREST EXPENSE:
 Deposits:
   NOW and money market demand ...................         2,383          2,282
   Savings .......................................           941          1,007
   Certificates of deposit .......................         8,071          8,836
                                                     -----------    -----------
     Total interest expense - deposits ...........        11,395         12,125
  Borrowed funds .................................         6,834          3,787
                                                     -----------    -----------
     Total interest expense ......................        18,229         15,912
                                                     -----------    -----------
     Net interest income .........................        14,618         14,032
Provision for loan losses ........................           393            450
                                                     -----------    -----------
     Net interest income after provision
       for loan losses ...........................        14,225         13,582
                                                     -----------    -----------
NON-INTEREST INCOME:
  Fees and service charges .......................           577            641
  Net (loss) gain on sales of loans and
    securities available for sale ................           (19)           259
  Other income ...................................           180            147
                                                     -----------    -----------
     Total non-interest income ...................           738          1,047
                                                     -----------    -----------
NON-INTEREST EXPENSE:
  Compensation and benefits ......................         3,656          3,345
  Occupancy ......................................           611            544
  Equipment ......................................           424            417
  Advertising ....................................           330            250
  Federal deposit insurance ......................            66            197
  Amortization of intangibles ....................           212            213
  General and administrative .....................         1,032          1,093
                                                     -----------    -----------
     Total non-interest expense ..................         6,331          6,059
                                                     -----------    -----------

     Income before income tax expense ............         8,632          8,570

Income tax expense ...............................         2,896          2,959
                                                     -----------    -----------

     Net income ..................................   $     5,736    $     5,611
                                                     ===========    ===========

Basic earnings per share .........................   $      0.16    $      0.14
                                                     ===========    ===========

Weighted average shares outstanding - Basic ......    35,660,061     40,900,034
                                                     ===========    ===========

Diluted earnings per share .......................   $      0.16    $      0.13
                                                     ===========    ===========

Weighted average shares outstanding - Diluted ....    35,928,375     41,685,895
                                                     ===========    ===========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Dollars in thousands) (Unaudited)

                                                                           Accumulated
                                                                              Other                  Common    Common      Total
                                                                             Compre-                  Stock     Stock     Stock-
                                            Common   Paid In     Retained    hensive    Treasury    Acquired  Acquired   holders'
                                             Stock   Capital     Earnings  Income(Loss)  Stock       by ESOP   By RRP     Equity
                                            ---------------------------------------------------------------------------------------
  Balance at December 31, 1998 ..........   $  431   $201,105    $112,601    $ 2,498    $(3,664)   $(13,073)  $   (79)   $299,819
  Net income for the three months
    ended March 31, 1999 ................       --         --       5,611         --         --          --        --       5,611
  Cash dividends declared ($.05) ........       --         --      (2,122)        --         --          --        --      (2,122)
  Net change in unrealized gain/(loss)
    on securities available for sale ....       --         --          --     (1,667)        --          --        --      (1,667)
  Purchases of treasury stock ...........       --         --          --         --     (8,991)         --        --      (8,991)
  Exercise of stock options .............       --          6        (668)        --      1,194          --        --         532
  Transfer of treasury stock to RRP .....       --         --        (656)        --      5,704          --    (5,048)         --
  Amortization of RRP ...................       --         --          --         --         --          --       300         300
  Amortization of ESOP ..................       --        (21)         --         --         --         229        --         208
                                            ---------------------------------------------------------------------------------------

  Balance at March 31, 1999 .............   $  431   $201,090    $114,766    $   831    $(5,757)   $(12,844)  $(4,827)   $293,690
                                            =======================================================================================

  Balance at December 31, 1999 ..........   $  431   $200,781    $117,922   $(17,302)  $(41,229)   $(12,156)  $(3,867)   $244,580
  Net income for the three months
    ended March 31, 2000 ................       --         --       5,736         --         --          --        --       5,736
  Cash dividends declared ($.06) ........       --         --      (2,301)        --         --          --        --      (2,301)
  Net change in unrealized gain/(loss)
    on securities available for sale ....       --         --          --     (2,130)        --          --        --      (2,130)
  Purchases of treasury stock ...........       --         --          --         --    (19,208)         --        --     (19,208)
  Exercise of stock options .............       --         --         (75)        --        122          --        --          47
  Tax benefit on stock options ..........       --        600          --         --         --          --        --         600
  Purchase and retirement of
    common stock ........................       --        (14)         --         --         --          --        --         (14)
  Amortization of RRP ...................       --        (12)         --         --         --          --       232         220
  Amortization of ESOP ..................       --         --         (35)        --         --         229        --         194
                                            ---------------------------------------------------------------------------------------

  Balance at March 31, 2000 .............   $  431   $201,355    $121,247   $(19,432)  $(60,315)   $(11,927)  $(3,635)   $227,724
                                            =======================================================================================

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) (Unaudited)                       Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Cash flows from operating activities:
  Net income .....................................    $    5,736     $    5,611
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation of premises and equipment .........           348            340
  Amortization of excess of cost over
    fair value of assets acquired ................           212            213
  Amortization of ESOP ...........................           194            208
  Amortization of RRP ............................           232            300
  Net amortization of premiums and
    accretion of discounts and deferred fees .....           420           (701)
  Provision for loan losses ......................           393            450
  Provision for losses on real estate owned ......            --             21
  Loans originated for sale ......................          (680)        (3,379)
  Proceeds from sales of mortgage loans
    available for sale ...........................           120          3,372
  Net loss (gain) on sales of loans and
    securities available for sale ................            19           (259)
  Net (gain) loss on sales of real
    estate owned .................................           (17)             4
  (Increase) decrease in interest and
    dividends receivable .........................          (207)         1,479
  Decrease in other liabilities ..................        (3,253)        (2,614)
  Increase in other assets .......................           627            161
                                                      ----------     ----------
        Net cash provided by operating activities          4,144          5,206
                                                      ----------     ----------
Cash flows from investing activities:
  Proceeds from sales/calls of investment
    securities available for sale ................        16,835         64,463
  Purchases of investment securities available
    for sale .....................................       (35,313)       (37,850)
  Purchase of FHLB-NY stock ......................        (1,132)            --
  Proceeds from sales of mortgage-backed
    securities available for sale ................        21,901         41,206
  Principal payments on mortgage-backed
    securities ...................................        25,294         72,871
  Purchases of mortgage-backed securities
    available for sale ...........................       (53,223)      (147,410)
  Principal repayments on loans ..................        51,034         67,804
  Origination of loans ...........................       (83,806)       (97,021)
  Purchases of mortgage loans ....................       (10,476)        (2,831)
  Proceeds from sale of real estate owned ........           139            987
  Purchases of premises and equipment ............           (78)          (133)
                                                      ----------     ----------
        Net cash used in investing activities ....       (68,825)       (37,914)
                                                      ----------     ----------
Cash flows from financing activities:
  Purchase of treasury stock .....................       (19,208)        (8,991)
  Stock options exercised ........................            33            532
  Cash dividends paid ............................        (2,301)        (2,122)
  Net increase (decrease) in deposits ............        12,375        (11,932)
  Net increase in borrowed funds .................        64,000         50,000
  Net increase in advances by borrowers for
    taxes and insurance ..........................           726            739
                                                      ----------     ----------
        Net cash provided by financing activities         55,625         28,226
                                                      ----------     ----------
        Net decrease in cash and cash equivalents         (9,056)        (4,482)
Cash and cash equivalents at beginning of period .        30,607         37,631
                                                      ----------     ----------
Cash and cash equivalents at end of period .......    $   21,551     $   33,149
                                                      ==========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest ..................................    $   17,646     $   15,772
       Income taxes ..............................            --          3,500
  Non cash investing and financing activities
    for the period:
        Transfer of loans to real estate owned ...    $       --     $    1,075

See accompanying notes to the unaudited consolidated financial statements.

                  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X for First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") and its wholly-owned subsidiaries, First Savings Bank, ("First Savings" or the "Bank") Pulse Investment, Inc., Pulse Insurance Services, Inc. and Pulse Real Estate, Inc., and the Bank's wholly-owned subsidiaries, FSB Financial Corp., and 1000 Woodbridge Center Drive, Inc.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2000. These interim financial statements should be read in conjunction with the December 31, 1999 Annual Report to Stockholders.

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

Calculation of Basic and Diluted Earnings Per Share
---------------------------------------------------
(dollars in thousands, except per share data)
                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2000           1999
                                                      -----------    -----------
Net income                                            $     5,736    $     5,611
                                                      ===========    ===========

Basic weighted-average common shares
      Outstanding                                      35,660,061     40,900,034
Plus: Dilutive stock options and awards                   268,314        785,861
                                                      -----------    -----------
Diluted weighted-average common
      shares outstanding                               35,928,375     41,685,895
                                                      ===========    ===========

Net income per common share:

   Basic                                              $      0.16    $      0.14
                                                      ===========    ===========
   Diluted                                            $      0.16    $      0.13
                                                      ===========    ===========

(3)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.06 per share on January 26, 2000, payable February 25, 2000, to stockholders of record on February 11, 2000.

(4)  COMMITMENTS AND CONTINGENCIES

At March 31, 2000, the Company had the following commitments: (i) to originate loans of $101.6 million; (ii) to purchase mortgage loans of $17.2 million; (iii) unused equity lines of credit of $49.0 million; (iv) unused commercial lines of credit of $7.7 million; (v) unused construction lines of credit of $47.9 million; and (vi) letters of credit outstanding totaling $2.6 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $476.3 million at March 31, 2000.

(5)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                      ----------     ----------
                                                         2000           1999
                                                      ----------     ----------
Balance at beginning of period ...................    $   11,004     $    9,505
Provision charged to operations ..................           393            450
Charge offs, net of recoveries ...................            (7)           (44)
                                                      ----------     ----------
Balance at end of period .........................    $   11,390     $    9,911
                                                      ==========     ==========

(6)  COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $3.6 million and $3.9 million for the three months ended March 31, 2000 and 1999, respectively.

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

ASSETS. Total assets increased to $2.0 billion at March 31, 2000, an increase of $56.4 million, or 3.0% from December 31, 1999. The change in assets consisted primarily of increases in loans receivable, investment securities available for sale, and mortgage-backed securities ("MBS") available for sale.

Net loans increased $43.3 million, or 4.3%, to $1.1 billion as of March 31, 2000, from $1.0 billion at December 31, 1999. Total loan originations for the three months ended March 31, 2000, were $84.5 million, as compared to $100.4 million for the same period in 1999. Fixed-rate single-family first mortgage loan originations totaled $5.8 million or 6.9% of production, while adjustable-rate single-family first mortgage loans accounted for $37.2 million or 44.1% of total originations for the first three months of 2000. Also during the first quarter of 2000, commercial real estate, commercial and multi-family loan originations totaled $10.5 million, or 12.4% of total originations, while construction lending, primarily for single-family developments, totaled $17.7 million, or 20.9%. During the same period, consumer loan originations, including home equity loans and credit lines, totaled $13.3 million or 15.7% of total originations. In addition, the Company purchased $10.5 million of adjustable-rate single-family first mortgage loans through correspondents during the three months ended March 31, 2000. Purchased loans are re-underwritten by the Bank and are extended under the same terms and conditions as the Bank's direct loan originations. Repayment of principal on loans totaled $51.0 million for the three months ended March 31, 2000, as compared to $67.8 million for the same period in 1999. Management has emphasized the origination of loans in an effort to increase loans as a percentage of assets. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company.

Investment securities available for sale increased $18.4 million, or 8.6%, to $232.0 million as of March 31, 2000 from $213.6 million at December 31, 1999. The increase was primarily due to purchases of $35.3 million exceeding sales and calls of $16.8 million for the three months ended March 31, 2000. Purchases during the quarter consisted primarily of debt securities issued by U.S. corporations and government-sponsored agencies.

MBS available for sale increased $2.9 million, or 0.5%, to $578.0 million at March 31, 2000, from $575.2 million at December 31, 1999. The increase was primarily due to purchases of $53.2 million exceeding sales and principal repayments of $21.9 million and $25.3 million, respectively, for the three month period ended March 31, 2000. Purchases during the quarter consisted of MBS issued by U.S. government-sponsored agencies. In addition, the market value of the MBS portfolio decreased $2.8 million as interest rates rose during the quarter. Management expects the market value to recover and has the ability to carry these securities through various interest rate scenarios.

Partially offsetting these increases, total cash and cash equivalents decreased $9.1 million from December 31, 1999, as liquidity requirements related to the century date change were satisfied.

LIABILITIES. Deposits increased $12.4 million, or 1.0%, to $1.2 billion at March 31, 2000. Core deposits, consisting of checking, savings and money market accounts, grew by $12.9 million to $577.1 million and accounted for 47.1% of total deposits at March 31, 2000, up from 46.5% at December 31, 1999. Certificates of deposit declined by $555,000 compared with year-end 1999, as management continued to focus on attracting and retaining core relationships.

Borrowed funds increased $64.0 million, or 15.2%, to $486.0 million at March 31, 2000, from $422.0 million at December 31, 1999. The increased borrowed funds were used primarily to fund loan originations. Advances by borrowers for taxes and insurance increased $726,000, or 8.7%, to $9.1 million at March 31, 2000, from $8.4 million at December 31, 1999, primarily due to the increase in the residential loan portfolio. Other liabilities decreased $3.8 million, or 24.0%, to $12.2 million at March 31, 2000, from $16.0 million at December 31, 1999, primarily due to decreases in income taxes payable and various other accrual accounts.

CAPITAL. The Company's stockholders' equity decreased $16.9 million, or 6.9%, to $227.7 million at March 31, 2000, from $244.6 million at December 31, 1999. The primary reasons for the decrease in equity were the purchase of $19.2 million of treasury stock, cash dividends of $2.3 million, and the increase in the net unrealized loss on securities available for sale of $2.1 million. These decreases were partially offset by net income of $5.7 million for the three months ended March 31, 2000.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and total risk-based capital requirements. At March 31, 2000, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                                Required            Actual         Excess of
                            ----------------   ----------------   Actual Over
                                       % of               % of     Regulatory
                            Amount    Assets   Amount    Assets   Requirements
                            ------    ------   ------    ------   ------------
Leverage Capital           $ 76,388    4.00%  $175,490    9.19%     $ 99,102
Risk-based Capital:
Tier 1                       38,011    4.00%   175,490   18.47%      137,479
Total                        76,023    8.00%   186,880   19.67%      110,857

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits; proceeds from principal and interest payments on loans and mortgage-backed securities; sales of loans, mortgage-backed securities and investments available for sale; maturities or calls of investment securities and short-term investments; and, to an increasing extent, advances from the FHLB-NY and other borrowed funds. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit cash flows and mortgage prepayments are greatly influenced by interest rates, competition, and economic conditions.

The most significant sources of funds for the first three months of 2000 were a net increase in borrowed funds totaling $64.0 million and principal repayments and prepayments of loans and mortgage-backed securities totaling $51.0 million and $25.3 million, respectively. Other significant sources of funds for the three months ended March 31, 2000 were sales of MBS available for sale totaling $21.9 million, sales and calls of investment securities available for sale of $16.8 million, and an increase in deposits totaling $12.4 million. If necessary, the Company has additional borrowing capacity with FHLB-NY, including an available overnight line of credit of up to $50.0 million. At March 31, 2000, the Company had unpledged investment securities and MBS available for sale with a market value of $401.7 million.

The primary investing activities of the Company for the first three months of 2000 were the origination of loans totaling $84.5 million, purchases of mortgage-backed securities available for sale totaling $53.2 million, and purchases of investment securities available for sale totaling $35.3 million. Other significant uses of funds during the three months ended March 31, 2000, were the repurchase of $19.2 million of common stock and purchases of $10.5 million of mortgage loans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

RESULTS OF OPERATIONS. Net income for the three months ended March 31, 2000, totaled $5.7 million, with basic and diluted earnings per share of $0.16. This represented an increase of $125,000, or 2.2%, over the net income of $5.6 million, or $0.14/$0.13 basic/diluted earnings per share, respectively, for the comparable 1999 period.

INTEREST INCOME. Interest income for the three months ended March 31, 2000, increased by $2.9 million, or 9.7%, to $32.8 million , compared to the same period in 1999.

Interest on loans increased $3.0 million, or 18.5%, to $19.2 million for the three months ended March 31, 2000, as compared to $16.2 million for the same period in 1999. The average balance of the loan portfolio for the three month period ended March 31, 2000 increased to $1.0 billion from $887.2 million for 1999, while the average yield on the portfolio increased to 7.35% for the three months ended March 31, 2000, from 7.30% for the same period in 1999.

Interest on securities declined $86,000 for the quarter ended March 31, 2000 compared with the same period in 1999. The average balance of the investment and MBS available for sale portfolios totaled $868.6 million, with an annualized yield of 6.29% for the three months ended March 31, 2000, compared with an average balance of $919.6 million with an annualized yield of 5.98% for the three months ended March 31, 1999.

INTEREST EXPENSE. Interest expense increased $2.3 million to $18.2 million for the three months ended March 31, 2000, compared to $15.9 million for the same period in 1999.

Interest expense on deposits decreased $730,000, or 6.0%, to $11.4 million for the three months ended March 31, 2000, as compared to $12.1 million for the same period in 1999. Management continued to concentrate its efforts on increasing the level of core accounts as a percentage of overall deposits and decreasing reliance on higher-costing certificate accounts as a funding source. The increase in the average balance of NOW and money market demand and savings accounts, along with the increase in the average balance of non-interest bearing deposits, reflects this strategy. The average balance of these core accounts totaled $571.5 million for the three months ended March 31, 2000, compared to $560.2 million for the same period in 1999. The average interest cost on all deposits for the three months ended March 31, 2000 declined 11 basis points to 3.75%, compared to 3.86% for the same period in 1999. Non-interest bearing accounts averaged $46.7 million for the three months ended March 31, 2000, up from $39.7 million for the comparable 1999 period. The average balance of certificates of deposit decreased to $642.6 million for the three months ended March 31, 2000, from $697.5 million for the same period in 1999. The average cost of certificates over the three-month period ended March 31, 2000, was 5.02%, compared to 5.07% for the same period in 1999.

Interest on borrowed funds for the three months ended March 31, 2000, increased $3.0 million, or 80.5%, to $6.8 million, compared to $3.8 million for the same period in 1999. The increase in the average balance of borrowed funds for the three months ended March 31, 2000, to $465.6 million, from $282.2 million for 1999 was attributable to management's continuing strategy to leverage capital and fund earning asset growth through the use of borrowed funds, where accretive to earnings. This strategy is expected to continue and borrowings can be expected to continue to increase as a percentage of total liabilities. The average interest rate paid on borrowed funds was 5.87% for the three months ended March 31, 2000, compared with 5.37% for the same period in 1999.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $586,000, or 4.2%, to $14.6 million for the three months ended March 31, 2000, compared to $14.0 million for the same period in 1999. The increase was due to the changes in interest income and interest expense described above.

The interest rate spread increased to 2.41% for the three months ended March 31, 2000, from 2.39% for the same period in 1999. The increase was due to an increase in the average yield on interest-earning assets to 6.87% for the quarter ended March 31, 2000, from 6.63% for the same period in 1999, partially offset by an increase in the average cost of interest-bearing liabilities to 4.46% from 4.24% for the same respective periods.

The net interest margin declined to 3.06% for the three months ended March 31, 2000, from 3.10% for the same period in 1999. Average interest-earning assets grew to $1.9 billion for the three months ended March 31, 2000, compared with $1.8 billion for the comparable 1999 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended March 31, 2000, decreased $57,000, or 12.7%, to $393,000, compared to $450,000 for the same period in 1999. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. Total loans, net of unearned and deferred income, increased $43.7 million for the three months ended March 31, 2000. In management's opinion, the allowance for loan losses, totaling $11.4 million, or 1.06% of total loans at March 31, 2000, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding non-accrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest is considered doubtful, generally when 90 days or more delinquent and when loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Foreclosed real estate ("REO"), net, was $344,000 at March 31, 2000 and consisted of four residential properties, two of which were under contract for sale.

(dollars in thousands)
                                Mar. 31,  Dec. 31,  Sept. 30, June 30,  Mar. 31,
                                  2000      1999      1999      1999       1999
                                ------------------------------------------------
Non-accrual mortgage loans       $2,407    $2,311    $2,251    $2,537    $3,112
Non-accrual other loans              42        45        82        82        94
                                ------------------------------------------------
   Total non-accrual loans        2,449     2,356     2,333     2,619     3,206
Loans 90 days or more delinquent
     and still accruing             410       326       320       224       127
Restructured loans                   --        --        --        --        --
                                ------------------------------------------------
Total non-performing loans        2,859     2,682     2,653     2,843     3,333
Total foreclosed real estate,
     net of related allowance       344       466     1,193     1,422     1,516
                                ------------------------------------------------
Total non-performing assets      $3,203    $3,148    $3,846    $4,265    $4,849
                                 ==============================================
Non-performing loans to
     loans receivable              0.27%     0.26%     0.27%     0.32%     0.37%
Non-performing assets to
     total assets                  0.16%     0.17%     0.20%     0.23%     0.26%

NON-INTEREST INCOME. Non-interest income decreased $309,000, or 29.5%, to $738,000 for the three months ended March 31, 2000, compared to $1.0 million for the same period in 1999. The decrease was primarily attributable to losses on sales of loans and securities totaling $19,000 for the first quarter of 2000, compared with gains of $259,000 for the comparable 1999 period. The sale of loans and securities and related gains or losses are dependent on market conditions, as well as the Company's liquidity and risk management requirements.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 2000, increased $272,000, or 4.5%, to $6.3 million, compared to $6.1 million for the same period in 1999. Within this category, compensation and benefits increased $311,000, or 9.3%, to $3.7 million for the three months ended March 31, 2000 as a result of staff additions and cost-of-living salary adjustments. Advertising expense increased $80,000, or 32.0%, to $330,000 for the three months ended March 31, 2000 as the Company continued to aggressively pursue market share growth. Partially offsetting these increases, Federal deposit insurance premiums decreased $131,000 as a result of a reduction in the assessment rate, and general and administrative expenses decreased $61,000, or 5.6%, to $1.0 million for the three months ended March 31, 2000. As a measure of the Company's non-interest expense control, the Company's annualized non-interest expense, excluding goodwill amortization, divided by average assets was 1.27% for the three months ended March 31, 2000 and the efficiency ratio was 41.2% for the same period. Non-interest expense is expected to increase, however, during the remainder of 2000 as the Company undertakes a planned upgrade of branch operations. The Company is currently interviewing vendors and evaluating hardware and software solutions to facilitate teller platform automation, including document preparation and online signature verification. These upgrades are intended to enhance customer service, streamline the account opening process, reduce printing costs and provide improved security and research capabilities. The Company anticipates the cost of such upgrades will approximate $1.5 million, to be amortized over their estimated useful lives.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2000).

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

Item 2.   CHANGES IN SECURITIES.
          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          The Annual Meeting of Stockholders was held on April 19, 2000. The following proposals were voted on by the stockholders:

                                                            Withhold/    Broker
                                       For        Against    Abstain   Non-Votes
                                       ---        -------   ---------  ---------
1.  Election of directors

    Christopher Martin              30,787,285         --   2,390,201     --
    Keith H. McLaughlin             32,664,341         --     513,145     --
    Philip T. Ruegger, Jr.          32,665,873         --     511,613     --

2.  The ratification of KPMG LLP
    as the  independent auditors
    of the Company  for the year
    ended December 31, 2000.        32,680,514    227,549     269,423     --


Item 5.   OTHER INFORMATION.
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.)  EXHIBITS

          ======================================================================
          Exhibit
          Number                Description                           Reference
          ----------------------------------------------------------------------
            3.1    Certificate of Incorporation of
                   First Sentinel Bancorp, Inc.                           *
            3.2    Bylaws of First Sentinel Bancorp, Inc.                 *
             4     Stock certificate of First Sentinel Bancorp, Inc.      *
            11     Statement re: Computation of per Share Earnings      page 7
            27     Financial Data Schedule                             attached
          ======================================================================


          b.)  REPORTS ON FORM 8-K
               None

* Incorporated herein by reference into this document from the Registration Statement on Form S-1 and exhibits thereto of First Sentinel Bancorp, Inc. (formerly First Source Bancorp, Inc.), and any amendments or supplements thereto filed with the SEC on December 19, 1997 and amended on February 9, 1998, SEC File No. 333-42757.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST SENTINEL BANCORP, INC.

Date:  May 4, 2000                      By: /s/ JOHN P. MULKERIN
                                            ------------------------------------
                                        John P. Mulkerin
                                        President and Chief Executive Officer

Date:  May 4, 2000                      By: /s/ CHRISTOPHER MARTIN
                                            ------------------------------------
                                        Christopher Martin
                                        Executive Vice President and
                                        Chief Operating and Financial Officer
                                        and Corporate Secretary