Form 10-Q
period 2000-06-30
FIRST SENTINEL BANCORP INC
filed 2000-08-11
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ................................... JUNE 30, 2000

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

Yes _X_      No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                              OUTSTANDING AT AUGUST 1, 2000
-----------------------------          -----------------------------------------
        Common Stock                               34,608,638 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                          Page #

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
         June 30, 2000 and December 31, 1999                                   3

         Consolidated Statements of Income for the three and
         six months ended June 30, 2000 and 1999                               4

         Consolidated Statements of Stockholders' Equity for
         the six months ended June 30, 2000 and 1999                           5

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2000 and 1999                                          6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            13

PART II. OTHER INFORMATION                                                    14

         SIGNATURES                                                           15

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)

                                                        June 30,    December 31,
                                                          2000         1999
                                                       ----------   ------------
ASSETS
Cash and due from banks ............................   $   20,456    $   11,532
Federal funds sold .................................           --        19,075
                                                       ----------    ----------
  Total cash and cash equivalents ..................       20,456        30,607
Federal Home Loan Bank of New York (FHLB-NY)
  stock, at cost ...................................       19,643        18,100
Investment securities available for sale ...........      241,849       213,590
Mortgage-backed securities available for sale ......      541,835       575,159
Loans available for sale, net ......................          585            --
Loans receivable, net ..............................    1,126,341     1,016,116
Interest and dividends receivable ..................       13,460        12,278
Premises and equipment, net ........................       15,985        16,503
Excess of cost over fair value of net
  assets acquired ..................................        6,682         7,106
Other assets .......................................       16,505        15,237
                                                       ----------    ----------
  Total assets .....................................   $2,003,341    $1,904,696
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ...........................................   $1,225,011    $1,213,724
Borrowed funds .....................................      540,775       422,000
Advances by borrowers for taxes and insurance ......        9,893         8,385
Other liabilities ..................................        9,977        16,007
                                                       ----------    ----------
    Total liabilities ..............................    1,785,656     1,660,116
                                                       ----------    ----------
STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares;
  none issued and outstanding ......................           --            --
Common Stock, $.01 par value, 85,000,000
  shares authorized;
  43,106,742 and 34,605,250 shares issued and
    outstanding at 6/30/00 and
  43,106,742 and 38,443,350 shares issued and
    outstanding at 12/31/99 ........................          431           431
Paid-in capital ....................................      201,361       200,781
Retained earnings ..................................      124,882       117,922
Accumulated other comprehensive loss ...............      (21,835)      (17,302)
Less: Treasury stock (8,464,711 and
  4,628,604 shares at June 30, 2000 and
  December 31, 1999, respectively) .................      (72,231)      (41,229)
 Common stock acquired by the Employee Stock
  Ownership Plan (ESOP) ............................      (11,697)      (12,156)
Common stock acquired by the Recognition and
  Retention Plan (RRP) .............................       (3,226)       (3,867)
                                                       ----------    ----------
Total stockholders' equity .........................      217,685       244,580
                                                       ----------    ----------
Total liabilities and stockholders' equity .........   $2,003,341    $1,904,696
                                                       ==========    ==========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                                               Three months ended             Six months ended
                                                                                    June 30,                      June 30,
                                                                          ---------------------------    ---------------------------
                                                                              2000           1999           2000            1999
                                                                          -----------     -----------    -----------     -----------
INTEREST INCOME:
  Loans ..............................................................    $    20,492     $    16,716    $    39,676     $    32,911
  Investment and mortgage-backed securities
    available for sale ...............................................         13,681          13,766         27,344          27,515
                                                                          -----------     -----------    -----------     -----------
     Total interest income ...........................................         34,173          30,482         67,020          60,426
                                                                          -----------     -----------    -----------     -----------
INTEREST EXPENSE:
 Deposits:
   NOW and money market demand .......................................          2,349           2,327          4,732           4,609
   Savings ...........................................................            942             982          1,883           1,989
   Certificates of deposit ...........................................          8,587           8,561         16,658          17,397
                                                                          -----------     -----------    -----------     -----------
     Total interest expense - deposits ...............................         11,878          11,870         23,273          23,995
 Borrowed funds ......................................................          7,465           4,040         14,299           7,827
                                                                          -----------     -----------    -----------     -----------
     Total interest expense ..........................................         19,343          15,910         37,572          31,822
                                                                          -----------     -----------    -----------     -----------
     Net interest income .............................................         14,830          14,572         29,448          28,604
Provision for loan losses ............................................            393             450            786             900
                                                                          -----------     -----------    -----------     -----------
     Net interest income after provision for loan losses .............         14,437          14,122         28,662          27,704
                                                                          -----------     -----------    -----------     -----------
NON-INTEREST INCOME:
  Fees and service charges ...........................................            553             592          1,130           1,233
  Net (loss) gain on sales of loans and securities
    available for sale ...............................................            (78)            318            (97)            577
  Other income .......................................................            226              93            406             240
                                                                          -----------     -----------    -----------     -----------
     Total non-interest income .......................................            701           1,003          1,439           2,050
                                                                          -----------     -----------    -----------     -----------
NON-INTEREST EXPENSE:
  Compensation and benefits ..........................................          3,625           3,456          7,281           6,801
  Occupancy ..........................................................            560             545          1,171           1,089
  Equipment ..........................................................            438             378            862             795
  Advertising ........................................................            405             353            735             603
  Federal deposit insurance ..........................................             65             191            131             388
  Amortization of intangibles ........................................            212             212            424             425
  General and administrative .........................................            948           1,171          1,980           2,264
                                                                          -----------     -----------    -----------     -----------
     Total non-interest expense ......................................          6,253           6,306         12,584          12,365
                                                                          -----------     -----------    -----------     -----------
     Income before income tax expense ................................          8,885           8,819         17,517          17,389
Income tax expense ...................................................          3,089           2,939          5,985           5,898
                                                                          -----------     -----------    -----------     -----------
     Net income ......................................................    $     5,796     $     5,880    $    11,532     $    11,491
                                                                          ===========     ===========    ===========     ===========
Basic earnings per share .............................................    $      0.17     $      0.15    $      0.33     $      0.28
                                                                          ===========     ===========    ===========     ===========
Weighted average shares outstanding - Basic ..........................     33,886,173      40,489,683     34,773,117      40,694,868
                                                                          ===========     ===========    ===========     ===========
Diluted earnings per share ...........................................    $      0.17     $      0.14    $      0.33     $      0.28
                                                                          ===========     ===========    ===========     ===========
Weighted average shares outstanding - Diluted ........................     34,149,484      41,549,270     35,051,300      41,628,684
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

                                                                        Accumulated
                                                                            Other                   Common     Common       Total
                                                                           Compre-                   Stock      Stock       Stock-
                                         Common   Paid In     Retained     hensive     Treasury    Acquired    Acquired    holders'
                                          Stock   Capital     Earnings   Income(Loss)   Stock      by ESOP      by RRP     Equity
                                         ------------------------------------------------------------------------------------------
                                                                                                                          C>
Balance at December 31, 1998 ..........   $431   $ 201,105    $ 112,601    $  2,498    $ (3,664)   $(13,073)   $   (79)   $ 299,819
Net income for the six months ended
   June 30, 1999 ......................     --          --       11,491          --          --          --         --       11,491
Cash dividends declared ($.11) ........     --          --       (4,517)         --          --          --         --       (4,517)
Net change in unrealized gain/(loss)
   on securities available for sale ...     --          --           --     (11,824)         --          --         --      (11,824)
Purchases of treasury stock ...........     --          --           --          --      (8,991)         --         --       (8,991)
Exercise of stock options .............     --           6       (2,418)         --       3,360          --         --          948
Transfer of treasury stock to RRP .....     --          --         (656)         --       5,704          --     (5,048)          --
Amortization of RRP ...................     --          --           --          --          --          --        561          561
Amortization of ESOP ..................     --         (26)          --          --          --         458         --          432
                                         ------------------------------------------------------------------------------------------

Balance at June 30, 1999 ..............   $431   $ 201,085    $ 116,501    $ (9,326)   $ (3,591)   $(12,615)   $(4,566)   $ 287,919
                                         ==========================================================================================

Balance at December 31, 1999 ..........   $431   $ 200,781    $ 117,922    $(17,302)   $(41,229)   $(12,156)   $(3,867)   $ 244,580
Net income for the six months
   ended June 30, 2000 ................     --          --       11,532          --          --          --         --       11,532
Cash dividends declared ($.12) ........     --          --       (4,440)         --          --          --         --       (4,440)
Net change in unrealized gain/(loss)
   on securities available for sale ...     --          --           --      (4,533)         --          --         --       (4,533)
Purchases of treasury stock ...........     --          --           --          --     (31,124)         --         --      (31,124)
Exercise of stock options .............     --          --          (75)         --         122          --         --           47
Tax benefit on stock options ..........     --         600           --          --          --          --         --          600
Purchase and retirement of common
   stock ..............................     --         (14)          --          --          --          --         --          (14)
Amortization of RRP ...................     --          (6)          --          --          --          --        641          635
Amortization of ESOP ..................     --          --          (57)         --          --         459         --          402
                                         ------------------------------------------------------------------------------------------

Balance at June 30, 2000 ..............   $431   $ 201,361    $ 124,882    $(21,835)   $(72,231)   $(11,697)   $(3,226)   $ 217,685
                                         ==========================================================================================

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) (Unaudited)

                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                         -------------------------
                                                                                                           2000             1999
                                                                                                         --------         --------
Cash flows from operating activities:
   Net income ....................................................................................       $ 11,532         $ 11,491
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation of premises and equipment ........................................................            717              682
   Amortization of excess of cost over fair value of assets acquired .............................            424              425
   Amortization of ESOP ..........................................................................            402              432
   Amortization of RRP ...........................................................................            641              561
   Net amortization of premiums and accretion of discounts and deferred fees .....................            597             (482)
   Provision for loan losses .....................................................................            786              900
   Provision for losses on real estate owned .....................................................             --               21
   Loans originated for sale .....................................................................         (1,445)          (7,023)
   Proceeds from sales of mortgage loans available for sale ......................................            847            6,999
   Net loss (gain) on sales of loans and securities available for sale ...........................             97             (577)
   Net loss on sales of real estate owned ........................................................             49               --
   (Increase) decrease in interest and dividends receivable ......................................         (1,182)           1,400
   Increase (decrease) in other liabilities ......................................................            341             (689)
   Increase in other assets ......................................................................            608            1,796
                                                                                                         --------         --------
         Net cash provided by operating activities ...............................................         14,414           15,936
                                                                                                         --------         --------
Cash flows from investing activities:
   Proceeds from sales/calls/maturities of investment securities available for sale ..............         18,647          101,753
   Purchases of investment securities available for sale .........................................        (48,102)         (69,990)
   Purchase of FHLB-NY stock .....................................................................         (1,543)              --
   Proceeds from sales of mortgage-backed securities available for sale ..........................         73,207           72,201
   Principal payments on mortgage-backed securities ..............................................         47,920          130,341
   Purchases of mortgage-backed securities available for sale ....................................        (93,950)        (219,687)
   Principal repayments on loans .................................................................         97,351          137,202
   Origination of loans ..........................................................................       (174,865)        (174,258)
   Purchases of mortgage loans ...................................................................        (33,599)         (12,417)
   Proceeds from sale of real estate owned .......................................................            306            1,252
   Purchases of premises and equipment ...........................................................           (199)            (921)
                                                                                                         --------         --------
         Net cash used in investing activities ...................................................       (114,827)         (34,524)
                                                                                                         --------         --------
Cash flows from financing activities:
   Purchase of treasury stock ....................................................................        (31,124)          (8,991)
   Purchase and retirement of common stock .......................................................            (14)              --
   Stock options exercised .......................................................................             47              948
   Cash dividends paid ...........................................................................        (10,217)          (4,517)
   Net increase (decrease) in deposits ...........................................................         11,287          (14,188)
   Net increase in borrowed funds ................................................................        118,775           23,500
   Net increase in advances by borrowers for taxes and insurance .................................          1,508            1,255
                                                                                                         --------         --------
         Net cash provided by (used in) financing activities .....................................         90,262           (1,993)
                                                                                                         --------         --------
         Net decrease in cash and cash equivalents ...............................................        (10,151)         (20,581)
Cash and cash equivalents at beginning of period .................................................         30,607           37,631
                                                                                                         --------         --------
Cash and cash equivalents at end of period .......................................................       $ 20,456         $ 17,050
                                                                                                         ========         ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest ...................................................................................       $ 36,910         $ 31,339
      Income taxes ...............................................................................          3,030            4,619
   Non cash investing and financing activities for the period:
        Transfer of loans to real estate owned ...................................................       $    104         $  1,242

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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2000. These interim financial statements should be read in conjunction with the December 31, 1999 Annual Report to Stockholders.

(2)  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the daily average number of common shares outstanding during the period. Potential dilutive common shares are not included in the calculation.

Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued utilizing the treasury stock method.

Calculation of Basic and Diluted Earnings Per Share
----------------------------------------------------
(dollars in thousands, except per share data)

                                 Three Months ended         Six Months ended
                                      June 30,                  June 30,
                              ------------------------  ------------------------
                                 2000         1999         2000         1999
                              -----------  -----------  -----------  -----------
Net income .................. $     5,796  $     5,880  $    11,532  $    11,491
                              ===========  ===========  ===========  ===========
Basic weighted-average
  common shares
  outstanding ...............  33,886,173   40,489,683   34,773,117   40,694,868
Plus: Dilutive stock
  options and awards ........     263,311    1,059,587      278,183      933,816
                              -----------  -----------  -----------  -----------
Diluted weighted-average
  common shares
  outstanding ...............  34,149,484   41,549,270   35,051,300   41,628,684
                              ===========  ===========  ===========  ===========
Net income per common share:
   Basic .................... $      0.17  $      0.15  $      0.33  $      0.28
                              ===========  ===========  ===========  ===========
   Diluted .................. $      0.17  $      0.14  $      0.33  $      0.28
                              ===========  ===========  ===========  ===========

(3)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.06 per share on April 24, 2000, payable May 26, 2000, to stockholders of record on May 12, 2000.

(4)  COMMITMENTS AND CONTINGENCIES

At June 30, 2000, the Company had the following commitments: (i) to originate loans of $93.2 million; (ii) to purchase mortgage loans of $22.6 million; (iii) to purchase mortgage-backed securities of $10.0 million, (iv) unused equity lines of credit of $48.9 million; (v) unused commercial lines of credit of $7.7 million; (vi) unused construction lines of credit of $56.3 million; and (vii) letters of credit outstanding totaling $2.6 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $500.5 million at June 30, 2000.

(5)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                                   For the six months ended
                                                           June 30,
                                                    ----------------------
                                                      2000          1999
                                                    --------      --------
     Balance at beginning of period                 $ 11,004      $  9,505
     Provision charged to operations                     786           900
     Charge offs, net of recoveries                      (34)          (79)
                                                    --------      --------

     Balance at end of period                       $ 11,756      $ 10,326
                                                    ========      ========

(6)  COMPREHENSIVE  INCOME

Total comprehensive income (loss), consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $3.4 million and $(4.3) million for the quarter ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, comprehensive income (loss) totaled $7.0 million and $(333,000), respectively.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The interpretation results in a number of changes in the application of APB Opinion No. 25, including the accounting for modifications to equity awards, as well as extending APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The initial adoption did not have a significant impact on the Company's financial statements.

In June 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133." SFAS No. 138 amends certain aspects of SFAS No. 133 to simplify the accounting for derivatives and hedges under SFAS No. 133. SFAS No. 138 is effective upon the company's adoption of SFAS No. 133 (January 1, 2001). The initial adoption of SFAS No. 138 is not expected to have a material impact on the Company's financial statements.

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

ASSETS. Total assets grew to $2.0 billion at June 30, 2000, reflecting an increase of $98.6 million, or 5.2% from December 31, 1999. The change in assets consisted primarily of increases in loans receivable and investment securities available for sale, offset by decreases in mortgage-backed securities ("MBS") available for sale and cash and cash equivalents.

Net loans increased $110.8 million, or 10.9%, to $1.1 billion as of June 30, 2000, from $1.0 billion at December 31, 1999. Total loan originations for the six months ended June 30, 2000, were $176.3 million, as compared to $181.3 million for the same period in 1999. Adjustable-rate, single-family first mortgage loans totaled $74.7 million, or 42.4% of production, while fixed-rate, single-family first mortgage loan originations accounted for $11.8 million, or 6.7% of total originations for the first six months of 2000. Also during the first six months of 2000, construction lending totaled $33.9 million, or 19.2% of total originations, while commercial real estate, commercial and multi-family loan originations totaled $24.9 million, or 14.1%. During the same period, consumer loan originations, including home equity loans and credit lines, totaled $31.0 million, or 17.6% of total originations. In addition, the Company purchased $33.6 million of adjustable-rate, single-family first mortgage loans through correspondents during the six months ended June 30, 2000. Purchased loans are re-underwritten by the Bank and are extended under the same terms and conditions as the Bank's direct loan originations. Repayment of principal on loans totaled $97.4 million for the six months ended June 30, 2000, as compared to $137.2 million for the same period in 1999. Management has emphasized the origination of loans in an effort to increase loans as a percentage of assets. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company.

Investment securities available for sale increased $28.3 million, or 13.2%, to $241.8 million as of June 30, 2000 from $213.6 million at December 31, 1999. For the six months ended June 30, 2000, purchases of investment securities available for sale totaled $48.1 million, while sales, calls and maturities totaled $18.6 million. Purchases during the period consisted primarily of debt securities issued by U.S. corporations and government-sponsored agencies. In addition, a market value decrease of $1.4 million resulted from the change in the value of the investment securities portfolio as interest rates rose through the first six months of 2000.

Mortgage-backed securities ("MBS") available for sale decreased $33.3 million, or 5.8%, to $541.8 million at June 30, 2000, from $575.2 million at December 31, 1999. The decrease was primarily due to sales and principal repayments of $73.4 million and $47.9 million, respectively, exceeding purchases of $94.0 million for the six month period ended June 30, 2000. Net proceeds were used primarily to fund loan growth and repurchase the Company's common stock. In addition, a market value decrease of $5.3 million resulted from the change in the value of the MBS portfolio as interest rates rose through the first six months of 2000.

Cash and cash equivalents decreased $10.2 million from December 31, 1999 to $20.5 million at June 30, 2000, as liquidity requirements related to the century date change were satisfied.

LIABILITIES. Total deposits increased $11.3 million, or 0.9%, to $1.2 billion at June 30, 2000. This growth took place primarily in core deposits, consisting of checking, savings and money market accounts. These core deposit categories grew by $10.6 million to $574.7 million, and accounted for 46.9% of total deposits at June 30, 2000.

Borrowed funds increased $118.8 million, or 28.2%, to $540.8 million at June 30, 2000, from $422.0 million at December 31, 1999. The increased borrowed funds were used primarily to fund loan originations. Advances by borrowers for taxes and insurance increased $1.5 million, or 18.0%, to $9.9 million at June 30, 2000, from $8.4 million at December 31, 1999, primarily due to the increase in the residential loan portfolio. Other liabilities decreased $6.0 million, or 37.7%, to $10.0 million at June 30, 2000, from $16.0 million at December 31, 1999, primarily due to the payment of a $5.8 million special dividend in January 2000 which was accrued at December 31, 1999.

CAPITAL. The Company's stockholders' equity decreased $26.9 million, or 11.0%, to $217.7 million at June 30, 2000, from $244.6 million at December 31, 1999. The primary reasons for the decrease in equity were the repurchase of $31.1 million of the Company's common stock, the increase in the net unrealized loss on securities available for sale of $4.5 million, and cash dividends declared of $4.4 million. These decreases were partially offset by net income of $11.5 million for the six months ended June 30, 2000.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and total risk-based capital requirements. At June 30, 2000, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                            Required            Actual               Excess of
                       -----------------   ------------------       Actual over
                                   % of                 % of        Regulatory
                       Amount     Assets    Amount     Assets      Requirements
                       -------    ------   --------    ------         --------
                                          (Dollars in thousands)
                                               (Unaudited)
Leverage Capital       $77,489     4.00%   $181,308     9.36%         $103,819
Risk-based Capital:
Tier 1                  40,597     4.00%    181,308    17.86%          140,711
Total                   81,194     8.00%    193,064    19.02%          111,870

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

The most significant sources of funds for the first six months of 2000 were a net increase in borrowed funds totaling $118.8 million, and principal repayments and prepayments of loans and mortgage-backed securities, totaling $97.4 million and $47.9 million, respectively. Other significant sources of funds for the six months ended June 30, 2000, were sales of MBS available for sale totaling $73.2 million, sales and calls of investment securities available for sale of $18.6 million, and increased deposits of $11.3 million. If necessary, the Company has additional borrowing capacity with FHLB-NY, including an available overnight line of credit of up to $50.0 million. At June 30, 2000, the Company had unpledged investment securities and MBS available for sale with a market value of $315.5 million.

The primary investing activities of the Company for the first six months of 2000 were the origination of loans totaling $176.3 million, purchases of mortgage-backed securities available for sale totaling $94.0 million, and the purchases of investment securities available for sale totaling $48.1 million. Other significant uses of funds during the six months ended June 30, 2000, were $33.6 million in purchases of mortgage loans, $31.1 million in repurchases of common stock and $10.2 million in cash dividends paid.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

RESULTS OF OPERATIONS. Net income for the three and six months ended June 30, 2000, totaled $5.8 million and $11.5 million, respectively. This represented a decrease of $84,000 and an increase of $41,000, or 1.4% and 0.4%, respectively, over net income of $5.9 million and $11.5 million for the comparable 1999 periods. For the quarter ended June 30, 2000, basic and diluted earnings per share were $0.17, representing a 17.8% and 19.9% increase over second quarter 1999 basic and diluted earnings per share of $0.15 and $0.14, respectively. For the six months ended June 30, 2000, basic and diluted earnings per share were $0.33, representing a 17.5% and 19.2% increase, respectively, over basic and diluted earnings per share of $0.28 for the first six months of 1999.

Annualized return on average equity improved to 10.38% and 10.03% for the three and six months ended June 30, 2000, respectively, from 8.00% and 7.80% for the comparable 1999 periods. Annualized return on average assets was 1.18% for the three and six months ended June 30, 2000, compared with 1.25% and 1.23% for the three and six months ended June 30 1999, respectively.

INTEREST INCOME. Interest income for the three and six months ended June 30, 2000, increased by $3.7 million and $6.6 million, or 12.1% and 10.9%, respectively, from the same periods in 1999.

Interest on loans increased $3.8 million and $6.8 million, or 22.6% and 20.6%, respectively, to $20.5 million and $39.7 million for the three and six months ended June 30, 2000, as compared to $16.7 million and $32.9 million for the same periods in 1999. The average balance of the loan portfolio for the six month period ended June 30, 2000 increased to $1.1 billion from $899.5 million for 1999, while the average yield on the portfolio increased to 7.41% for the six months ended June 30, 2000, from 7.32% for the same period in 1999.

Interest on securities declined $85,000 and $171,000, or 0.6% and 0.6%, respectively, to $13.7 million and $27.3 million for the three and six months ended June 30, 2000, as compared to $13.8 million and $27.5 million for the same periods in 1999. The average balance of the investment, FHLB stock and MBS available for sale portfolios totaled $857.8 million, with an annualized yield of 6.38% for the six months ended June 30, 2000, compared with an average balance of $918.0 million with an annualized yield of 5.99% for the six months ended June 30, 1999.

INTEREST EXPENSE. Interest expense increased $3.4 million to $19.3 million for the three months ended June 30, 2000, compared to $15.9 million for the same period in 1999. For the six months ended June 30, 2000, interest expense increased $5.8 million to $37.6 million, compared to $31.8 million for the comparable 1999 period.

Interest expense on deposits increased $8,000 and decreased $722,000, or 0.1% and 3.0%, respectively, to $11.9 million and $23.3 million for the three and six months ended June 30, 2000, as compared to $11.9 million and $24.0 million for the same periods in 1999. Management continued to concentrate its efforts on increasing the level of core accounts as a percentage of overall deposits and decreasing reliance on higher-costing certificate accounts as a funding source. The increase in the average balance of NOW and money market demand and savings accounts, along with the increase in the average balance of non-interest bearing deposits, reflects this strategy. The average balance of these core accounts totaled $571.7 million for the six months ended June 30, 2000, as compared to $554.7 million for the same period in 1999. Within these core accounts, non-interest bearing deposits averaged $47.9 million for the six months ended June 30, 2000, up from $42.3 million for the comparable 1999 period. The average balance of certificates of deposit decreased to $646.5 million for the six months ended June 30, 2000, from $702.6 million for the same period in 1999. The average interest cost on all deposits for the six months ended June 30, 2000 and 1999 remained at 3.82%, despite a rising rate environment, as a result of these favorable shifts in deposit composition. The average cost of certificates over the six month period ended June 30, 2000, was 5.15%, as compared to 4.95% over the same period in 1999.

Interest on borrowed funds for the three and six months ended June 30, 2000, increased $3.4 million and $6.5 million, or 84.8% and 82.7%, respectively, to $7.5 million and $14.3 million, compared to $4.0 million and $7.8 million for the same respective periods in 1999. The increase in the average balance of borrowed funds for the six months ended June 30, 2000, to $483.1 million, from $292.2 million was attributable to management's continuing strategy to fund earning asset growth through the use of borrowed funds, where accretive to earnings. The average interest rate paid on borrowed funds was 5.92% for the six months ended June 30, 2000, compared with 5.36% for the same period in 1999.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $258,000 and $844,000, or 1.8% and 3.0%, respectively, to $14.8 million and $29.4 million for the three and six months ended June 30, 2000, compared to $14.6 million and $28.6 million for the same periods in 1999. The increase was due to the changes in interest income and interest expense described above. The interest rate spread was 2.41% for the three months ended June 30, 2000, compared with 2.47% for the same period in 1999. For the six months ended June 30, 2000, the interest rate spread declined two basis points to 2.41% compared with the same period in 1999. The net interest margin was 3.05% for the three and six months ended June 30, 2000, compared with 3.19% and 3.15% for the same periods in 1999. The declines in interest rate spread and net interest margin are attributable to rising interest rates and competitive pressures. In addition, the use of funds for the repurchase of the Company's common stock has further impacted the net interest margin.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and six months ended June 30, 2000, decreased $57,000 and $114,000, or 12.7% for each period, to $393,000 and $786,000, compared to $450,000 and $900,000 for the same periods in 1999. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. In management's opinion, the allowance for loan losses, totaling $11.8 million or 1.03% of total loans at June 30, 2000, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding nonaccrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest is considered doubtful, generally when 90 days or more delinquent and when loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Total foreclosed real estate ("REO"), net, totaled $215,000 at June 30, 2000 and consisted of three residential properties, one of which is under contract for sale.

  (dollars in thousands)
                                June 30,  Mar. 31,  Dec. 31,  Sept. 30, June 30,
                                  2000      2000      1999      1999      1999
                                -----------------------------------------------
Non-accrual mortgage loans ...   $2,478    $2,407    $2,311    $2,251    $2,537
Non-accrual other loans ......       45        42        45        82        82
                                -----------------------------------------------
  Total non-accrual loans ....    2,523     2,449     2,356     2,333     2,619
Loans 90 days or more
  delinquent and
  still accruing .............      263       410       326       320       224
Restructured loans ...........       --        --        --        --        --
                                -----------------------------------------------
Total non-performing loans ...    2,786     2,859     2,682     2,653     2,843
Total foreclosed real estate,
  net of related allowance ...      215       344       466     1,193     1,422
                                -----------------------------------------------
Total non-performing assets ..   $3,001    $3,203    $3,148    $3,846    $4,265
                                ===============================================
Non-performing loans to loans
  receivable, net ............     0.24%     0.27%     0.26%     0.27%     0.32%
Non-performing assets to
  total assets ...............     0.15%     0.16%     0.17%     0.20%     0.23%

NON-INTEREST INCOME. Non-interest income decreased $302,000, or 30.1%, to $701,000 for the three months ended June 30, 2000, compared to $1.0 million for the same period in 1999. For the six months ended June 30, 2000, non-interest income totaled $1.4 million, a decrease of $611,000, or 29.8% from the same period in 1999. The decrease was primarily attributable to losses on sales of loans and securities totaling $78,000 and $97,000 for the three and six months ended June 30, 2000, respectively, compared with gains of $318,000 and $577,000 for the respective 1999 periods. The sales of loans and securities and related gains or losses are dependent on market conditions, as well as the Company's liquidity and risk management requirements.

NON-INTEREST EXPENSE. Non-interest expense for the three and six months ended June 30, 2000, decreased $53,000 and increased $219,000, or 0.8% and 1.8%, respectively, to $6.3 million and $12.6 million, compared to $6.3 million and $12.4 million for the same periods in 1999.

Within this category, compensation and benefits increased $169,000 and $480,000, or 4.9% and 7.1%, respectively, to $3.6 million and $7.3 million for the three and six months ended June 30, 2000. Included in compensation and benefits expense was a non-recurring charge of $177,000 incurred following the death of one of the Company's directors during the second quarter of 2000.

Advertising expense increased $52,000 and $132,000, or 14.7% and 21.9%, respectively, to $405,000 and $735,000 for the three and six months ended June 30, 2000, compared to $353,000 and $603,000 for the same periods in 1999 as the Company continued to aggressively pursue market share growth.

Equipment expense for the three and six months ended June 30, 2000, totaled $438,000 and $862,000, an increase of $60,000 and $67,000, or 15.9% and 8.4%, respectively, as the Company commenced upgrades to computer hardware and software in the branches. The Company is undertaking a project to facilitate teller/platform automation, including document preparation and online signature verification. These upgrades are intended to enhance customer service, streamline the account opening process, reduce printing costs and provide improved security and research capabilities. The Company anticipates the cost of such upgrades will approximate $1.5 million, to be amortized over their estimated useful lives.

Federal deposit insurance premiums decreased $126,000 and $257,000, or 66.0% and 66.2%, respectively, to $65,000 and $131,000 for the three and six months ended June 30, 2000, as a result of a reduction in the assessment rate.

General and administrative expenses decreased $223,000 and $284,000, or 19.0% and 12.5%, respectively, to $948,000 and $2.0 million for the three and six months ended June 30, 2000, primarily due to a reduction in supervisory charges realized as a result of the Bank's conversion to a state-chartered savings bank in January 2000.

As a measure of the Company's non-interest expense control, the Company's annualized non-interest expense, excluding amortization of intangibles, divided by average assets improved to 1.23% and 1.25% for the three and six months ended June 30, 2000, compared to 1.30% and 1.28% for the three and six months ended June 30, 1999. The Company's efficiency ratio, calculated as non-interest expense divided by the sum of net interest income plus non-interest income, excluding gains on the sale of loans and securities, improved to 40.1% and 40.6% for the three and six months ended June 30, 2000, respectively, compared with 41.3% and 41.1% for the comparable 1999 periods.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2000).

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

   3.2    Bylaws of First Sentinel Bancorp, Inc.                           *

   4      Stock certificate of First Sentinel Bancorp, Inc.                *

   11     Statement re: Computation of Ratios                            page 7

   27     Financial Data Schedule                                       attached

--------------------------------------------------------------------------------

          b.)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated May 23, 2000, under Item 5, Other Events, pertaining to the appointment of Philip T. Ruegger, Jr. as the new Chairman of the Board of Directors.

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

                        FIRST SENTINEL BANCORP, INC.


Date:  August 11, 2000          By: JOHN P. MULKERIN
                                    ----------------

                                John P. Mulkerin
                                President and Chief Executive Officer


Date:  August 11, 2000          By: CHRISTOPHER MARTIN
                                    ------------------
                                Christopher Martin
                                Executive Vice President and Chief Operating and
                                Financial Officer and Corporate Secretary