Form 10-Q
period 2000-09-30
FIRST SENTINEL BANCORP INC
filed 2000-11-13
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended.............................. SEPTEMBER 30, 2000

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

Yes _X_   No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                        OUTSTANDING AT NOVEMBER 1, 2000
       -------------------------------           -------------------------------
                Common Stock                            33,755,873 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE #
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of
           September 30, 2000 and December 31, 1999                            3

           Consolidated Statements of Income for the Three and Nine Months
           Ended September 30, 2000 and 1999                                   4

           Consolidated Statements of Stockholders' Equity for the
           Nine Months Ended September 30, 2000 and 1999                       5

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 and 1999                                   6

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10

Item 3.    Quantitative and Qualitative Disclosure About Market Risk          15

PART II.   OTHER INFORMATION                                                  16

           SIGNATURES                                                         17

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)

                                                    September 30,   December 31,
                                                         2000           1999
                                                     -----------    -----------

ASSETS
Cash and due from banks ..........................   $    14,319    $    11,532
Federal funds sold ...............................            --         19,075
                                                     -----------    -----------
     Total cash and cash equivalents .............        14,319         30,607
Federal Home Loan Bank of New York
  (FHLB-NY) stock, at cost .......................        19,643         18,100
Investment securities available for sale .........       233,367        213,590
Mortgage-backed securities available for sale ....       476,653        575,159
Loans receivable, net ............................     1,162,747      1,016,116
Interest and dividends receivable ................        13,095         12,278
Premises and equipment, net ......................        15,854         16,503
Excess of cost over fair value of net
  assets acquired ................................         6,471          7,106
Other assets .....................................        13,600         15,237
                                                     -----------    -----------
     Total assets ................................   $ 1,955,749    $ 1,904,696
                                                     ===========    ===========

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits .........................................   $ 1,214,078    $ 1,213,724
Borrowed funds ...................................       504,039        422,000
Advances by borrowers for taxes and insurance ....         9,817          8,385
Other liabilities ................................         8,265         16,007
                                                     -----------    -----------
  Total liabilities ..............................     1,736,199      1,660,116
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares;
  none issued and outstanding ....................            --             --
Common Stock, $.01 par value,
  85,000,000 shares authorized;
  43,106,742 and 33,760,873 shares
  issued and outstanding at 9/30/00
  and 43,106,742 and 38,443,350 shares
  issued and outstanding at 12/31/99 .............           431            431
Paid-in capital ..................................       201,366        200,781
Retained earnings ................................       128,865        117,922
Accumulated other comprehensive loss .............       (16,669)       (17,302)
Less: Treasury stock (9,309,088 and 4,628,604
    shares at September 30, 2000 and
    December 31, 1999, respectively) .............       (79,968)       (41,229)
  Common stock acquired by the
  Employee Stock Ownership Plan (ESOP) ...........       (11,468)       (12,156)
  Common stock acquired by the Recognition
    and Retention Plan (RRP) .....................        (3,007)        (3,867)
                                                     -----------    -----------
  Total stockholders' equity .....................       219,550        244,580
                                                     -----------    -----------
  Total liabilities and stockholders' equity .....   $ 1,955,749    $ 1,904,696
                                                     ===========    ===========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                                             Three Months Ended               Nine Months Ended
                                                                                September 30,                   September 30,
                                                                         ---------------------------     --------------------------
                                                                             2000            1999            2000           1999
                                                                         -----------     -----------     -----------    -----------
INTEREST INCOME:
  Loans .............................................................    $    22,033     $    17,359     $    61,709    $    50,270
  Investment and mortgage-backed
    securities available for sale ...................................         13,112          13,728          40,456         41,243
                                                                         -----------     -----------     -----------    -----------
      Total interest income .........................................         35,145          31,087         102,165         91,513
                                                                         -----------     -----------     -----------    -----------

INTEREST EXPENSE:
  Deposits:
    NOW and money market demand .....................................          2,374           2,404           7,106          7,013
    Savings .........................................................            937             981           2,820          2,970
    Certificates of deposit .........................................          8,926           8,384          25,584         25,781
                                                                         -----------     -----------     -----------    -----------
      Total interest expense - deposits .............................         12,237          11,769          35,510         35,764
  Borrowed funds ....................................................          8,611           4,363          22,910         12,190
                                                                         -----------     -----------     -----------    -----------
      Total interest expense ........................................         20,848          16,132          58,420         47,954
                                                                         -----------     -----------     -----------    -----------
      Net interest income ...........................................         14,297          14,955          43,745         43,559
Provision for loan losses ...........................................            393             300           1,179          1,200
                                                                         -----------     -----------     -----------    -----------
      Net interest income after provision for loan losses ...........         13,904          14,655          42,566         42,359
                                                                         -----------     -----------     -----------    -----------

NON-INTEREST INCOME:
  Fees and service charges ..........................................            623             626           1,753          1,859
  Net (loss) gain on sales of loans and securities
    available for sale ..............................................           (669)            273            (766)           850
  Other income ......................................................            116             (53)            522            187
                                                                         -----------     -----------     -----------    -----------
    Total non-interest income .......................................             70             846           1,509          2,896
                                                                         -----------     -----------     -----------    -----------

NON-INTEREST EXPENSE:
  Compensation and benefits .........................................          3,489           3,362          10,770         10,163
  Occupancy .........................................................            571             582           1,742          1,671
  Equipment .........................................................            392             444           1,254          1,239
  Advertising .......................................................            188             350             923            953
  Federal deposit insurance .........................................             64             186             195            574
  Amortization of intangibles .......................................            211             213             635            638
  General and administrative ........................................            880           1,048           2,860          3,312
                                                                         -----------     -----------     -----------    -----------
     Total non-interest expense .....................................          5,795           6,185          18,379         18,550
                                                                         -----------     -----------     -----------    -----------

     Income before income tax expense ...............................          8,179           9,316          25,696         26,705

Income tax expense ..................................................          2,538           3,164           8,523          9,062
                                                                         -----------     -----------     -----------    -----------

     Net income .....................................................    $     5,641     $     6,152     $    17,173    $    17,643
                                                                         ===========     ===========     ===========    ===========

Basic earnings per share ............................................    $      0.17     $      0.15     $      0.50    $      0.44
                                                                         ===========     ===========     ===========    ===========

Weighted average shares outstanding - Basic .........................     32,531,953      39,709,257      34,020,609     40,364,014
                                                                         ===========     ===========     ===========    ===========

Diluted earnings per share ..........................................    $      0.17     $      0.15     $      0.50    $      0.43
                                                                         ===========     ===========     ===========    ===========

Weighted average shares outstanding - Diluted .......................     32,845,734      40,028,012      34,317,027     40,784,389
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

                                                                         Accumulated
                                                                            Other                  Common      Common      Total
                                                                           Compre-                  Stock       Stock      Stock-
                                           Common   Paid In    Retained    hensive     Treasury    Acquired   Acquired    holders'
                                           Stock    Capital    Earnings  Income(Loss)   Stock      by ESOP     by RRP      Equity
                                           ------  --------    --------  ------------  --------    --------   --------    ---------
Balance at December 31, 1998 ............   $431   $201,105    $112,601    $  2,498    $ (3,664)   $(13,073)   $   (79)   $ 299,819
Net income for the nine months ended
  September 30, 1999 ....................     --         --      17,643          --          --          --         --       17,643
Cash dividends declared ($.16) ..........     --         --      (6,857)         --          --          --         --       (6,857)
Net change in unrealized gain/(loss)
  on securities available for sale ......     --         --          --     (14,884)         --          --         --      (14,884)
Purchases of treasury stock .............     --         --          --          --     (36,511)         --         --      (36,511)
Exercise of stock options ...............     --          6      (3,283)         --       4,766          --         --        1,489
Transfer of treasury stock to RRP .......     --         --        (656)         --       5,704          --     (5,048)          --
Amortization of RRP .....................     --         --          --          --          --          --        821          821
Amortization of ESOP ....................     --        (58)         --          --          --         688         --          630
                                            ---------------------------------------------------------------------------------------

Balance at September 30, 1999 ...........   $431   $201,053    $119,448    $(12,386)   $(29,705)   $(12,385)   $(4,306)   $ 262,150
                                            =======================================================================================

Balance at December 31, 1999 ............   $431   $200,781    $117,922    $(17,302)   $(41,229)   $(12,156)   $(3,867)   $ 244,580
Net income for the nine months
  ended September 30, 2000 ..............     --         --      17,173          --          --          --         --       17,173
Cash dividends declared ($.18) ..........     --         --      (6,072)         --          --          --         --       (6,072)
Net change in unrealized gain/(loss)
  on securities available for sale ......     --         --          --         633          --          --         --          633
Purchases of treasury stock .............     --         --          --          --     (38,931)         --         --      (38,931)
Exercise of stock options ...............     --         --        (112)         --         192          --         --           80
Tax benefit on stock options ............     --        605          --          --          --          --         --          605
Purchase and retirement of
  common stock ..........................     --        (14)         --          --          --          --         --          (14)
Amortization of RRP .....................     --         (6)         --          --          --          --        860          854
Amortization of ESOP ....................     --         --         (46)         --          --         688         --          642
                                            ---------------------------------------------------------------------------------------

Balance at September 30, 2000 ............  $431   $201,366    $128,865    $(16,669)   $(79,968)   $(11,468)   $(3,007)    $219,550
                                            =======================================================================================

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
Cash flows from operating activities:
  Net income .........................................    $ 17,173     $ 17,643
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
  Depreciation of premises and equipment .............       1,043        1,040
  Amortization of excess of cost over fair value
    of assets acquired ...............................         635          638
  Amortization of ESOP ...............................         642          630
  Amortization of RRP ................................         860          821
  Net amortization of premiums and accretion
    of discounts and deferred fees ...................         273         (198)
  Provision for loan losses ..........................       1,179        1,200
  Provision for losses on real estate owned ..........          --           31
  Loans originated for sale ..........................      (2,255)      (7,099)
  Proceeds from sales of mortgage loans available
    for sale .........................................       2,248        7,075
  Net loss (gain) on sales of loans and securities
    available for sale ...............................         766         (850)
  Net loss on sales of real estate owned .............          49           23
  (Increase) decrease in interest and
    dividends receivable .............................        (817)       1,511
  Tax benefit on stock options .......................        (605)          --
  Decrease in other liabilities ......................        (761)      (2,692)
  Decrease in other assets ...........................         723        2,411
                                                          --------     --------
    Net cash provided by operating activities ........      21,153       22,184
                                                          --------     --------
Cash flows from investing activities:
  Proceeds from sales/calls/maturities of
    investment securities available for sale .........      39,490      118,126
  Purchases of investment securities available
    for sale .........................................     (56,730)    (119,133)
  Purchase of FHLB-NY stock ..........................      (1,543)      (2,880)
  Proceeds from sales of mortgage-backed
    securities available for sale ....................     154,407      159,984
  Principal payments on mortgage-backed securities ...      71,239      174,394
  Purchases of mortgage-backed securities
    available for sale ...............................    (130,078)    (313,952)
  Principal repayments on loans ......................     176,084      192,053
  Origination of loans ...............................    (254,002)    (264,832)
  Purchases of mortgage loans ........................     (69,331)     (32,678)
  Proceeds from sale of real estate owned ............         306        1,604
  Purchases of premises and equipment ................        (394)      (1,244)
                                                          --------     --------
    Net cash used in investing activities ............     (70,552)     (88,558)
                                                          --------     --------
Cash flows from financing activities:
  Purchase of treasury stock .........................     (38,931)     (36,511)
  Purchase and retirement of common stock ............         (14)          --
  Stock options exercised ............................          80        1,489
  Cash dividends paid ................................     (11,849)      (6,857)
  Net increase (decrease) in deposits ................         354      (30,491)
  Net increase in borrowed funds .....................      82,039      118,650
  Net increase in advances by borrowers
    for taxes and insurance ..........................       1,432        1,483
                                                          --------     --------
    Net cash provided by financing activities ........      33,111       47,763
                                                          --------     --------
    Net decrease in cash and cash equivalents ........     (16,288)     (18,611)
Cash and cash equivalents at beginning of period .....      30,607       37,631
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $ 14,319     $ 19,020
                                                          ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .........................................    $ 58,879     $ 47,270
    Income taxes .....................................       9,350        9,043
  Non cash investing and financing activities
    for the period:
    Transfer of loans to real estate owned ...........    $    104     $  1,399

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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2000. These interim financial statements should be read in conjunction with the December 31, 1999 Annual Report to Stockholders.

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

Calculation of Basic and Diluted Earnings Per Share
--------------------------------------------------------
(dollars in thousands, except per share data)

                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                              ------------------------  ------------------------
                                  2000         1999         2000         1999
                              -----------  -----------  -----------  -----------
Net income .................. $     5,641  $     6,152  $    17,173  $    17,643
                              ===========  ===========  ===========  ===========

Basic weighted-average
  common shares
  outstanding ...............  32,531,953   39,709,257   34,020,609   40,364,014
Plus: Dilutive stock
  options and awards ........     313,781      318,755      296,418      420,375
                              -----------  -----------  -----------  -----------
Diluted weighted-average
  common shares
  outstanding ...............  32,845,734   40,028,012   34,317,027   40,784,389
                              ===========  ===========  ===========  ===========

Net income per common share:
  Basic ..................... $      0.17  $      0.15  $      0.50  $      0.44
                              ===========  ===========  ===========  ===========
  Diluted ................... $      0.17  $      0.15  $      0.50  $      0.43
                              ===========  ===========  ===========  ===========

(3)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.06 per common share on July 26, 2000, payable August 25, 2000, to stockholders of record on August 11, 2000.

(4)  COMMITMENTS AND CONTINGENCIES

At September 30, 2000, the Company had the following commitments: (i) to originate loans of $66.9 million; (ii) to purchase mortgage loans of $7.2 million; (iii) to purchase mortgage-backed securities of $16.6 million; (iv) to purchase investment securities of $341,000; (v) to sell investment securities of $462,000; (vi) unused equity lines of credit of $49.2 million; (vii) unused commercial lines of credit of $7.6 million; (viii) unused construction lines of credit of $60.7 million; and (ix) letters of credit outstanding totaling $2.5 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $504.6 million at September 30, 2000.

(5)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
Balance at beginning of period .......................    $ 11,004     $  9,505
Provision charged to operations ......................       1,179        1,200
Charge offs, net of recoveries .......................        (102)         (88)
                                                          --------     --------
Balance at end of period .............................    $ 12,081     $ 10,617
                                                          ========     ========

(6)  COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $10.8 million and $3.1 million for the quarter ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive income totaled $17.8 million and $2.8 million, respectively.

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

In June 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133." SFAS No. 138 amends certain aspects of SFAS No. 133 to simplify the accounting for derivatives and hedges under SFAS No. 133. SFAS No. 138 is effective upon the company's adoption of SFAS No. 133 (January 1, 2001). The initial adoption of SFAS No. 133 and SFAS No. 138 is not expected to have a material impact on the Company's financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivables, loans, and securities; factoring transactions; wash sales; servicing assets and liabilities; collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations; and extinguishment of liabilities. While most of the provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001, companies with fiscal year ends that hold beneficial interests from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. The initial adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial statements.

FIRST SENTINEL BANCORP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

Statements contained in this report that are not historical fact are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may be characterized as management's intentions, hopes, beliefs, expectations or predictions of the future. It is important to note that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Factors that could cause future results to vary materially from current expectations include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, real estate values, loan loss provisions, competition, customer retention, changes in accounting principles, policies or guidelines and legislative and regulatory changes.

ASSETS. Total assets grew to $2.0 billion at September 30, 2000, reflecting an increase of $51.1 million, or 2.7% from December 31, 1999. The change in assets consisted primarily of increases in loans receivable and investment securities available for sale, partially offset by decreases in mortgage-backed securities ("MBS") available for sale and cash and cash equivalents.

Net loans increased $146.6 million, or 14.4%, to $1.2 billion as of September 30, 2000, from $1.0 billion at December 31, 1999. Total loan originations for the nine months ended September 30, 2000, were $256.3 million, as compared to $271.9 million for the same period in 1999. Adjustable-rate, single-family first mortgage loans totaled $108.8 million, or 42.5% of production, while fixed-rate, single-family first mortgage loan originations accounted for $18.0 million, or 7.0% of total originations for the first nine months of 2000. Also during the first nine months of 2000, construction lending totaled $47.3 million, or 18.5% of total originations, while commercial real estate, commercial and multi-family loan originations totaled $26.3 million, or 10.2%. During the same period, consumer loan originations, including home equity loans and credit lines, totaled $55.9 million, or 21.8% of total originations. In addition, the Company purchased $58.5 million of adjustable-rate, single-family first mortgage loans, $3.2 million of fixed-rate, single-family first mortgage loans and $7.6 million of commercial real estate and multi-family mortgage loans through correspondents during the nine months ended September 30, 2000. Purchased loans are re-underwritten by the Bank and are extended under slightly higher rates than the Bank's direct loan originations. Repayment of principal on loans totaled $176.1 million for the nine months ended September 30, 2000, as compared to $192.1 million for the same period in 1999. Management has emphasized the origination of loans in an effort to increase loans as a percentage of assets. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company.

Investment securities available for sale increased $19.8 million, or 9.3%, to $233.4 million as of September 30, 2000, from $213.6 million at December 31, 1999. For the nine months ended September 30, 2000, purchases of investment securities available for sale totaled $56.7 million, while sales, calls and
maturities  totaled  $39.5  million.   Purchases  during  the  period  consisted
primarily of debt securities issued by U.S. corporations and government-sponsored agencies.

MBS available for sale decreased $98.5 million, or 17.1%, to $476.7 million at September 30, 2000, from $575.2 million at December 31, 1999. The decrease was primarily due to sales and principal repayments of $154.4 million and $71.2 million, respectively, exceeding purchases of $130.1 million for the nine month period ended September 30, 2000. Net proceeds were used primarily to fund loan growth, repurchase the Company's common stock, and repay borrowings.

Cash and cash equivalents decreased $16.3 million from December 31, 1999 to $14.3 million at September 30, 2000, as liquidity requirements related to the century date change were satisfied.

LIABILITIES. Borrowed funds increased $82.0 million, or 19.4%, to $504.0 million at September 30, 2000, from $422.0 million at December 31, 1999. The increased borrowed funds were used primarily to fund loan originations. Advances by borrowers for taxes and insurance increased $1.4 million, or 17.1%, to $9.8 million at September 30, 2000, from $8.4 million at December 31, 1999, primarily due to the increase in the residential loan portfolio. Other liabilities decreased $7.7 million, or 48.4%, to $8.3 million at September 30, 2000, from $16.0 million at December 31, 1999, primarily due to the payment of a $5.8 million special cash dividend in January 2000 which was accrued at December 31, 1999.

CAPITAL. The Company's stockholders' equity decreased $25.0 million, or 10.2%, to $219.6 million at September 30, 2000, from $244.6 million at December 31, 1999. The primary reasons for the decrease in equity were the repurchase of $38.9 million of the Company's common stock and cash dividends declared of $6.1 million. These decreases were partially offset by net income of $17.2 million for the nine months ended September 30, 2000.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and total risk-based capital requirements. At September 30, 2000, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                           Require                Actual            Excess of
                      -----------------     ------------------     Actual over
                                  % of                   % of       Regulatory
                       Amount    Assets     Amount      Assets     Requirements
                       ------    ------     ------      ------   --------------
Leverage Capital      $ 78,686    4.00%    $181,689      9.24%       $103,003

Risk-based Capital:
Tier 1                  39,899    4.00%     181,689     18.21%        141,790
Total                   79,798    8.00%     193,770     19.43%        113,972

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

The most significant sources of funds for the first nine months of 2000 were principal repayments and prepayments of loans and mortgage-backed securities, totaling $176.1 million and $71.2 million, respectively, and sales of MBS available for sale totaling $154.4 million. Other significant sources of funds for the nine months ended September 30, 2000, were a net increase in borrowed funds totaling $82.0 million, and sales, calls and maturities of investment securities available for sale of $39.5 million. If necessary, the Company has additional borrowing capacity with FHLB-NY, including an available overnight line of credit of up to $50.0 million. At September 30, 2000, the Company had unpledged investment securities and MBS available for sale with a market value of $277.0 million.

The primary investing activities of the Company for the first nine months of 2000 were the origination of loans totaling $256.3 million, purchases of mortgage-backed securities available for sale totaling $130.1 million, purchases of mortgage loans totaling $69.3 million and the purchases of investment securities available for sale totaling $56.7 million. Other significant uses of funds during the nine months ended September 30, 2000, were $38.9 million in repurchases of common stock and $11.8 million in cash dividends paid.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

RESULTS OF OPERATIONS. Net income for the three and nine months ended September 30, 2000, totaled $5.6 million and $17.2 million, respectively. This represented decreases of $511,000 and $470,000, or 8.3% and 2.7%, respectively, over net income of $6.2 million and $17.6 million for the comparable 1999 periods. For the quarter ended September 30, 2000, basic and diluted earnings per share were $0.17, representing an 11.9% and 11.7% increase over third quarter 1999 basic and diluted earnings per share of $0.15. For the nine months ended September 30, 2000, basic and diluted earnings per share were $0.50, representing a 15.5% and 15.7% increase over basic and diluted earnings per share of $0.44 and $0.43, respectively, for the first nine months of 1999. Earnings per share increased despite decreases in net income, as the Company repurchased its common stock. The Company repurchased 4.7 million shares at an average price of $8.28 per share through the nine months ended September 30, 2000.

Annualized return on average equity improved to 10.23% and 10.10% for the three and nine months ended September 30, 2000, respectively, from 8.85% and 8.14% for the comparable 1999 periods. Annualized return on average assets was 1.14% and 1.17% for the three and nine months ended September 30, 2000, respectively, compared with 1.30% and 1.25% for the three and nine months ended September 30, 1999, respectively.

Excluding net gains and losses on sales of loans and securities available for sale and related tax effect from all periods presented, net income for the three and nine months ended September 30, 2000, totaled $6.1 million and $17.7 million, respectively. This represented increases of $100,000 and $580,000, or 1.7% and 3.4%, respectively, over net income of $6.0 million and $17.1 million for the comparable 1999 periods. Excluding net gains and losses on sales of loans and securities available for sale and related tax effect from all periods presented, for the quarter ended September 30, 2000, basic and diluted earnings per share were $0.19 and $0.18, respectively, representing a 24.1% and 23.9% increase over third quarter 1999 basic and diluted earnings per share of $0.15. Excluding net gains and losses on sales of loans and securities available for sale and related tax effect from all periods presented, for the nine months ended September 30, 2000, basic and diluted earnings per share were $0.52 and $0.51, respectively, representing a 22.7% and 22.9% increase over basic and diluted earnings per share of $0.42 for the first nine months of 1999.

INTEREST INCOME. Interest income for the three and nine months ended September 30, 2000, increased by $4.1 million and $10.7 million, or 13.1% and 11.6%, respectively, from the same periods in 1999.

Interest on loans increased $4.7 million and $11.4 million, or 26.9% and 22.8%, respectively, to $22.0 million and $61.7 million for the three and nine months ended September 30, 2000, as compared to $17.4 million and $50.3 million for the same periods in 1999. The average balance of the loan portfolio for the nine month period ended September 30, 2000, increased to $1.1 billion from $914.8 million for 1999, while the average yield on the portfolio increased to 7.48% for the nine months ended September 30, 2000, from 7.33% for the same period in 1999.

Interest on securities declined $616,000 and $787,000, or 4.5% and 1.9%, respectively, to $13.1 million and $40.5 million for the three and nine months ended September 30, 2000, as compared to $13.7 million and $41.2 million for the same periods in 1999. The average balance of the investment, FHLB stock and MBS available for sale portfolios totaled $843.5 million, with an annualized yield of 6.39% for the nine months ended September 30, 2000, compared with an average balance of $914.8 million with an annualized yield of 6.01% for the nine months ended September 30, 1999.

INTEREST EXPENSE. Interest expense increased $4.7 million to $20.8 million for the three months ended September 30, 2000, compared to $16.1 million for the same period in 1999. For the nine months ended September 30, 2000, interest expense increased $10.5 million to $58.4 million, compared to $48.0 million for the comparable 1999 period.

Interest expense on deposits increased $468,000 and decreased $254,000, or 4.0% and (0.7%), respectively, to $12.2 million and $35.5 million for the three and nine months ended September 30, 2000, as compared to $11.8 million and $35.8 million for the same periods in 1999. The average balance of core deposit accounts, consisting of NOW, money market, savings accounts and non-interest bearing deposits, totaled $570.7 million for the nine months ended September 30, 2000, as compared to $561.2 million for the same period in 1999. Within these core accounts, non-interest bearing deposits averaged $48.2 million for the nine months ended September 30, 2000, up from $44.2 million for the comparable 1999 period. The average balance of certificates of deposit decreased to $646.6 million for the nine months ended September 30, 2000, from $696.1 million for the same period in 1999. The average interest cost on all deposits for the nine months ended September 30, 2000, increased to 3.89% from 3.79% for the comparable 1999 period. The average interest cost on certificates over the nine month period ended September 30, 2000, was 5.28%, as compared to 4.94% over the same period in 1999.

Interest on borrowed funds for the three and nine months ended September 30, 2000, increased $4.2 million and $10.7 million, or 97.4% and 87.9%, respectively, to $8.6 million and $22.9 million, compared to $4.4 million and $12.2 million for the same respective periods in 1999. The increase in the average balance of borrowed funds for the nine months ended September 30, 2000, to $502.6 million, from $302.4 million for the same period in 1999, was attributable to management's continuing strategy to fund earning asset growth through the use of borrowed funds, where accretive to earnings. The average interest rate paid on borrowed funds was 6.08% for the nine months ended September 30, 2000, compared with 5.37% for the same period in 1999.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $658,000 and increased $186,000, or (4.4%) and 0.4%, respectively, to $14.3 million and $43.7 million for the three and nine months ended September 30, 2000, compared to $15.0 million and $43.6 million for the same periods in 1999. The change in net interest income was due to the changes in interest income and interest expense described above. The interest rate spread was 2.24% for the three months ended September 30, 2000, compared with 2.50% for the same period in 1999. For the nine months ended September 30, 2000, the interest rate spread declined 10 basis points to 2.35% compared with the same period in 1999. The net interest margin was 2.90% and 3.00% for the three and nine months ended September 30, 2000, respectively, compared with 3.23% and 3.17% for the same periods in 1999. The declines in interest rate spread and net interest margin are attributable to rising interest rates and competitive pricing pressures. In addition, the use of funds for the repurchase of the Company's common stock has further impacted the net interest margin.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and nine months ended September 30, 2000, increased $93,000 and decreased $21,000, to $393,000 and $1.2 million, compared to $300,000 and $1.2 million for the same periods in 1999. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. In management's opinion, the allowance for loan losses, totaling $12.1 million or 1.03% of total loans at September 30, 2000, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding nonaccrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest is considered doubtful, generally when 90 days or more delinquent and when loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Total foreclosed real estate ("REO"), net, totaled $215,000 at September 30, 2000, and consisted of three residential properties, two of which are under contract for sale.



                                Sept. 30, June 30,  Mar. 31,  Dec. 30, Sept. 30,
(dollars in thousands)            2000      2000      1999      1999     2000
                                --------  -------   --------  -------  --------
Non-accrual mortgage loans ....  $2,620    $2,478    $2,407    $2,311    $2,251
Non-accrual other loans .......      --        45        42        45        82
                                 ------    ------    ------    ------    ------
  Total non-accrual loans .....   2,620     2,523     2,449     2,356     2,333
Loans 90 days or more
  delinquent and
  still accruing ..............     166       263       410       326       320
                                 ------    ------    ------    ------    ------
Total non-performing loans ....   2,786     2,786     2,859     2,682     2,653
Total foreclosed real estate,
  net of related Allowance ....     215       215       344       466     1,193
                                 ------    ------    ------    ------    ------
Total non-performing assets ...  $3,001    $3,001    $3,203    $3,148    $3,846
                                 ======    ======    ======    ======    ======
Non-performing loans to loans
  receivable, net .............    0.24%     0.24%     0.27%     0.26%     0.27%
Non-performing assets to
  total assets ................    0.15%     0.15%     0.16%     0.17%     0.20%


NON-INTEREST INCOME. Non-interest income decreased $776,000, or 91.7%, to $70,000 for the three months ended September 30, 2000, compared to $846,000 for the same period in 1999. For the nine months ended September 30, 2000, non-interest income totaled $1.5 million, a decrease of $1.4 million, or 47.9% from the same period in 1999. The decrease was primarily attributable to net losses on sales of loans and securities totaling $669,000 and $766,000 for the three and nine months ended September 30, 2000, respectively, compared with net gains of $273,000 and $850,000 for the comparable 1999 periods. The Company sold $102.0 million of investment securities and MBS available for sale in the third quarter. These sales were undertaken in response to the increase in short-term interest rates over the past year, resulting in market value declines of certain fixed-rate investments, while funding costs continued to increase. The Company will use the proceeds from the sale of lower-yielding investments to repay higher-costing borrowings and to fund loan growth and the Company's share repurchase program. Future sales of loans and securities and related gains or losses are dependent on market conditions, as well as the Company's liquidity and risk management requirements.

NON-INTEREST EXPENSE. Non-interest expense for the three and nine months ended September 30, 2000, decreased $390,000 and $171,000, or 6.3% and 0.9%, respectively, to $5.8 million and $18.4 million, compared to $6.2 million and $19.0 million for the same periods in 1999.

Within this category, compensation and benefits increased $127,000 and $607,000, or 3.8% and 6.0%, respectively, to $3.5 million and $10.8 million for the three and nine months ended September 30, 2000. Included in compensation and benefits expense for the current nine month period was a non-recurring charge of $177,000 incurred following the death of one of the Company's directors during the second quarter of 2000.

Advertising expense decreased $162,000 and $30,000, or 46.3% and 3.1%, respectively, to $188,000 and $923,000 for the three and nine months ended September 30, 2000, compared to $350,000 and $953,000 for the same periods in 1999, primarily due to decreased marketing activity.

Federal deposit insurance premiums decreased $122,000 and $379,000, or 65.6% and 66.0%, respectively, to $64,000 and $195,000 for the three and nine months ended September 30, 2000, as a result of a reduction in the assessment rate.

General and administrative expenses decreased $168,000 and $452,000 or 16.0% and 13.6%, respectively, to $880,000 and $2.9 million for the three and nine months ended September 30, 2000, primarily due to a reduction in supervisory charges realized as a result of the Bank's conversion to a state-chartered savings bank in January 2000 and data processing expenses recognized in 1999 in connection with the December 1998 acquisition of Pulse Bancorp.

As a measure of the Company's non-interest expense control, the Company's annualized non-interest expense, excluding amortization of intangibles, divided by average assets improved to 1.13% and 1.21% for the three and nine months ended September 30, 2000, compared to 1.26% and 1.27% for the three and nine months ended September 30, 1999. The Company's efficiency ratio, calculated as non-interest expense divided by the sum of net interest income plus non-interest income, excluding gains and losses on the sale of loans and securities, improved to 38.54% and 39.94% for the three and nine months ended September 30, 2000, respectively, compared with 39.83% and 40.68% for the comparable 1999 periods.

Non-interest expenses are expected to increase as the Company introduces transactional internet banking in 2001 and progresses with a project to facilitate teller/platform automation, including document preparation and online signature verification. These upgrades are intended to enhance customer service, streamline the account opening process, reduce printing costs and provide improved security and research capabilities. The Company anticipates the cost of such upgrades will approximate $1.5 million, to be amortized over their estimated useful lives.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2000).

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

Item 5.   OTHER INFORMATION.
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          a.)    EXHIBITS

          ======================================================================
          Exhibit
          Number                    Description                       Reference
          ----------------------------------------------------------------------
            3.1  Certificate of Incorporation of
                   First Sentinel Bancorp, Inc.                           *
            3.2  Bylaws of First Sentinel Bancorp, Inc.                   *
             4   Stock certificate of First Sentinel Bancorp, Inc.        *
            11   Statement re: Computation of Ratios                    page 7
            27   Financial Data Schedule                              attached
          ======================================================================

          b.)    REPORTS ON FORM 8 - K
                 None.

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


                                 FIRST SENTINEL BANCORP, INC.




Date:  November 13, 2000              By: /s/ JOHN P. MULKERIN
                                          -----------------------
                                          John P. Mulkerin
                                          President and Chief Executive Officer


Date:  November 13, 2000              By: /s/ CHRISTOPHER MARTIN
                                          ----------------------
                                          Christopher Martin
                                          Executive Vice President and
                                          Chief Operating and
                                          Financial Officer