Form 10-K
period 2000-12-31
FIRST SENTINEL BANCORP INC
filed 2001-03-30
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2000

                         Commission file number: 0-23809

                          FIRST SENTINEL BANCORP, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

          DELAWARE                                         22-3566151
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

                                Yes[X]     No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the closing price of its Common Stock on March 16, 2001, as quoted by the Nasdaq Stock Market, was approximately $317.3 million. Solely for the purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 16, 2001, there were 43,106,742 shares issued and 32,691,391 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

I. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000 (Part II).

II. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I
           Item 1.   Business................................................  3
           Item 2.   Properties.............................................. 31
           Item 3.   Legal Proceedings....................................... 33
           Item 4.   Submission of Matters to a Vote of Security Holders..... 33

PART II    Item 5.   Market for Registrant's Common Equity and Related
                     Stockholder Matters .................................... 33
           Item 6.   Selected Financial Data................................. 33
           Item 7.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................... 33
           Item 7A.  Quantitative and Qualitative Disclosures
                     About Market Risk ...................................... 33
           Item 8.   Financial Statements and Supplementary Data ............ 33
           Item 9.   Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure ................. 33

PART III
           Item 10.  Directors and Executive Officers of the Registrant...... 34
           Item 11.  Executive Compensation.................................. 34
           Item 12.  Security Ownership of Certain Beneficial Owners
                     and Management ......................................... 34
           Item 13.  Certain Relationships and Related Transactions.......... 34

PART IV
           Item 14.  Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K ............................................ 35

SIGNATURES                                                                    37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

FIRST SENTINEL BANCORP, INC.

     First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") is a Delaware corporation organized by First Savings Bank ("First Savings" or the "Bank") for the purpose of holding all of the capital stock of the Bank and facilitating the Conversion and Reorganization of the Bank, which was completed on April 8, 1998, (as further described below). At December 31, 2000, the Company had consolidated total assets of $2.0 billion and total equity of $222.2 million. The Company is a unitary thrift holding company subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC").

     The Company's executive offices are located at 1000 Woodbridge Center Drive, Woodbridge, New Jersey 07095. The Company's telephone number is (732) 726-9700.

REORGANIZATION AND ACQUISITION

     On April 8, 1998, the Bank and its mutual holding company, First Savings Bancshares, MHC, completed a conversion and reorganization into the stock holding company structure, forming First Sentinel as the new stock holding company and issuing shares of First Sentinel Common Stock in the process (the "Conversion and Reorganization"). As part of the Conversion and Reorganization, the Company sold 16,550,374 shares of Common Stock in a Subscription and Community Offering for gross proceeds of $165.6 million. Concurrently, the Company issued 14,820,016 shares of Common Stock in exchange for shares of First Savings common stock on a 3.9133-for-1 basis (the "Conversion Exchange Ratio") in an exchange offering. All per share and earnings per share data have been restated for the 3.9133 Conversion Exchange Ratio.

     On December 18, 1998, the Company acquired Pulse Bancorp, Inc. ("Pulse"). Each share of Pulse was converted into 3.764 shares of the Company's common stock. A total of 12,066,631 shares were issued, including 800,000 treasury stock shares, to complete the transaction. The acquisition has been accounted for under the pooling-of-interests method of accounting and accordingly, the Company's consolidated financial statements include the accounts and activity of Pulse for all periods presented. Prior to the combination, Pulse's fiscal year ended on September 30. In recording the transaction, Pulse's results of operations for the fiscal year ended September 30, 1998 were combined with the Company's calendar year. Pulse's results of operations through December 31, 1998 were included as an adjustment in the consolidated statements of stockholders' equity. As part of the merger, Pulse adopted the Company's reporting period, and an $828,000 reduction was made to stockholders' equity to include Pulse's operations for the three months ended December 31, 1998. As part of the acquisition, Pulse Savings Bank, the wholly-owned financial institution subsidiary of Pulse, was merged with and into First Savings.

FIRST SAVINGS BANK

     First Savings is a New Jersey-chartered capital stock savings bank headquartered in Woodbridge, New Jersey. First Savings has operated in its present market area since 1901. Until 1992, the Bank operated in the mutual form of organization. On July 10, 1992, the Bank reorganized to become a majority-owned subsidiary of a federally-chartered mutual holding company. As detailed above, on April 8, 1998, the Bank became a wholly-owned subsidiary of the Company.

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

     The Company's objectives are to enhance shareholder value by profitably meeting the needs of its customers and seeking controlled growth, while preserving asset quality and maintaining a strong capital position. The Company's strategy emphasizes customer service and convenience, and the Company attributes the loyalty of its customer base to its commitment to maintaining customer satisfaction. The Company attempts to set itself apart from its competitors by providing the type of personalized service not generally available from larger banks while offering a greater variety of products and services than is typically available from smaller, local depository institutions.

     The Company's principal business, which is conducted through the Bank, is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family residential mortgage loans, real estate construction loans, commercial real estate loans, home equity loans and lines of credit and multi-family residential mortgage loans. The Company maintains a significant portfolio of mortgage-backed securities and also invests in U.S. Government, federal agency and corporate debt securities and other marketable securities. The Company's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities; sales of loans, mortgage-backed and investment securities available for sale; maturities of investment securities and short-term investments; and, to an increasing extent, advances from the Federal Home Loan Bank of New York ("FHLB-NY"), reverse repurchase agreements and other borrowed funds.

     In an effort to enhance its long-term profitability and increase its market share, the Company has endeavored to expand its traditional thrift lending and securities investment strategy. Toward this end, the Bank continues to diversify and expand upon the products and services it offers by focusing on small and medium-sized retail businesses as both lending and deposit customers. The Bank has increased its emphasis on the origination of commercial real estate, construction and commercial loans, as well as the marketing of its business checking accounts and other business-related services. To develop full-service relationships with commercial customers, the Bank provides merchant services, such as merchant credit card processing, overdraft sweep accounts, express teller services and escrow management. The Bank has hired, and intends to continue hiring, additional personnel with expertise in commercial lending to facilitate growth in this area. The Bank has also increased loan volumes through the use of third-party correspondent lending. Purchased loans were primarily one-to-four family adjustable-rate mortgages underwritten internally at higher rates than those currently offered by the Bank. Third-party correspondent lending is expected to continue to play a minor role in the future operations of the Bank.

     As part of the Company's asset/liability management strategy, and as a means of enhancing profitability, the Company also invests in investment and mortgage-backed securities. In recent years, the Company has begun to increase its borrowings as a means of funding asset growth. The average balance of borrowings outstanding for the years ended December 31, 2000, 1999 and 1998 were $503.4 million, $325.5 million and $217.1 million, respectively. The Company will continue to evaluate leveraged growth opportunities as market conditions allow.

     The Company repurchased 5.7 million shares, or $48.6 million, of its common stock during 2000 as part of its ongoing capital management strategy. At December 31, 2000, the Company was eligible to repurchase an additional 743,000 shares under a 5% stock repurchase program authorized in August, 2000.

     The Company plans to complete an upgrade of branch operations in 2001. These upgrades, consisting of teller platform automation, including document preparation and online signature verification, are intended to provide front-line personnel with interactive sales tools, enhance customer service, streamline the account opening process, reduce printing costs and provide improved security and research capabilities. In addition, the Company plans to introduce transactional Internet banking in 2001. Supplementing the Company's existing delivery channels, Internet banking will provide customers with on-line access to commercial and retail services. These services are expected to include on-line loan applications, funds transfers, electronic bill payment and the receipt of on-line statements.

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

(Dollars in thousands)

                                                                            For the Year Ended December 31,
                                          -----------------------------------------------------------------------------------------
                                                        2000                          1999                          1998
                                          ------------------------------  -----------------------------  ---------------------------
                                                               Average                         Average                       Average
                                            Average             Yield/      Average             Yield/     Average            Yield/
                                            Balance  Interest    Cost       Balance  Interest    Cost      Balance  Interest   Cost
                                          ------------------------------  -----------------------------  ---------------------------
ASSETS:
  Interest-earning assets:
    Loans, net (1) .....................  $1,121,386  $84,174   7.51%       $934,991  $68,656    7.34%     $792,168  $61,431   7.75%
    Mortgage-backed securities, net ....          --       --     --              --       --      --       205,995   13,774   6.69
    Investment securities ..............          --       --     --              --       --      --       140,953    9,032   6.41
    Investment and mortgage-backed
      securities available
      for sale (2)......................     818,035   52,615   6.43         904,744   54,732    6.05       551,323   34,936   6.34
                                          ----------  -------             ----------  -------            ----------  --------
       Total interest-earning assets ...   1,939,421  136,789   7.05       1,839,735  123,388    6.71     1,690,439  119,173   7.05
  Non-interest earning assets ..........      20,695                          46,536                         54,189
                                          ----------                      ----------                     ----------
       Total assets ....................  $1,960,116                      $1,886,271                     $1,744,628
                                          ==========                      ==========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
      NOW and money market accounts ....    $354,135    9,452   2.67        $347,325    9,395    2.70      $308,609    9,008   2.92
      Savings accounts .................     166,127    3,744   2.25         170,907    3,931    2.30       177,282    4,431   2.50
      Certificate accounts .............     646,791   34,783   5.38         686,754   33,900    4.94       719,602   39,429   5.48
      Borrowed funds ...................     503,372   30,893   6.14         325,501   17,780    5.46       217,131   12,518   5.77
                                          ----------  -------             ----------  -------            ----------  -------
       Total interest-bearing
         liabilities ...................   1,670,425   78,872   4.72       1,530,487   65,006    4.25     1,422,624   65,386   4.60
  Non-interest bearing deposits ........      48,582                          44,755                         35,297
  Other liabilities ....................      15,253                          15,004                         23,817
                                          ----------                      ----------                     ----------
       Total liabilities ...............   1,734,260                       1,590,246                      1,481,738
                                          ----------                      ----------                     ----------
  Stockholders' equity .................     225,856                         296,025                        262,890
                                          ----------                      ----------                     ----------
       Total liabilities and
         stockholders' equity ..........  $1,960,116                      $1,886,271                     $1,744,628
                                          ==========                       =========                     ==========
Net interest income/interest
  rate spread (3) ......................              $57,917   2.33%                 $58,382    2.46%               $53,787   2.45%
                                                      =======   ====                  =======    ====                =======   ====
Net interest-earning assets/net
  interest margin (4) ..................    $268,996            2.99%       $309,248             3.17%     $267,815            3.18%
                                          ==========            ====       ==========            ====    ==========            ====
Ratio of interest-earning assets
  to interest-bearing liabilities ......        1.16 x                          1.20 x                         1.19 x
                                          ============                     ==========                    ==========


(1)  Loans receivable, net includes non-accrual loans.

(2) Includes federal funds sold and Federal Home Loan Bank of New York ("FHLB-NY") stock. All securities are presented at amortized cost.

(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

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

(In thousands)

                                              Year Ended December 31, 2000              Year Ended December 31, 1999
                                                 Compared to Year Ended                    Compared to Year Ended
                                                   December 31, 1999                         December 31, 1998
                                           -----------------------------------      ------------------------------------
                                            Increase (Decrease)                       Increase (Decrease)
                                                   Due to                                   Due to
                                           ---------------------                    ----------------------
                                            Volume         Rate         Net          Volume         Rate          Net
                                           --------      -------      --------      --------      --------      --------
INTEREST-EARNING ASSETS:
  Loans receivable, net ..............      $13,903       $1,615       $15,518       $10,608       $(3,383)       $7,225
  Mortgage-backed securities, net ....           --           --            --        (6,887)       (6,887)      (13,774)
  Investment securities ..............           --           --            --        (4,516)       (4,516)       (9,032)
  Investment and mortgage-backed
     securities and loans available
     for sale ........................       (5,433)       3,316        (2,117)       21,462        (1,666)       19,796
                                           --------      -------      --------      --------      --------      --------
  Total ..............................        8,470        4,931        13,401        20,667       (16,452)        4,215
                                           --------      -------      --------      --------      --------      --------

INTEREST-BEARING LIABILITIES:
  Deposits:
    NOW and money market accounts ....          169         (112)           57         1,090          (703)          387
    Passbook and statement savings ...         (105)         (82)         (187)         (155)         (345)         (500)
    Certificates accounts ............       (2,039)       2,922           883        (1,750)       (3,779)       (5,529)
  Borrowed funds .....................       10,680        2,433        13,113         5,966          (704)        5,262
                                           --------      -------      --------      --------      --------      --------
  Total ..............................        8,705        5,161        13,866         5,151        (5,531)         (380)
                                           --------      -------      --------      --------      --------      --------
Net change in interest income ........        $(235)       $(230)        $(465)      $15,516      $(10,921)       $4,595
                                           ========      =======      ========      ========      ========      ========

LENDING ACTIVITIES

     LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences and commercial real estate. At December 31, 2000, the Company's loan portfolio totaled $1.2 billion, of which $879.6 million, or 73.6% were one-to-four family residential mortgage loans. At that date, the Company's loan portfolio also included $114.2 million of home equity loans and lines of credit generally secured by second liens on one-to-four family residential properties, $41.3 million of net construction loans, $131.1 million of commercial real estate loans, and $13.1 million of multi-family residential mortgage loans, which represented 9.6%, 3.5%, 11.0% and 1.1%, respectively, of total loans receivable. Of the mortgage loan portfolio outstanding at December 31, 2000, 43.7% were fixed-rate loans and 56.3% were adjustable-rate mortgage ("ARM") loans. Other loans held by the Company, which consist of loans on deposit accounts, commercial business, personal, and automobile loans, totaled $16.1 million, or 1.4% of total loans outstanding at December 31, 2000. The Company anticipates growth in commercial business and commercial real estate loans, both in amount and as a percentage of total loans receivable, in the foreseeable future.

     The majority of the loans originated by the Company are held for investment. However, the Company sells 30 year, fixed-rate, conforming loans to the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC") and institutional investors from time to time, and retains servicing rights. All such loans are sold without recourse. At December 31, 2000, the Company's servicing portfolio totaled $75.8 million.

     The Company also invests in mortgage-backed securities and other mortgage-backed products such as collateralized mortgage obligations ("CMOs"). At December 31, 2000, mortgage-backed securities, including CMOs, aggregated $447.0 million, or 22.7% of total assets, of which 60.6% were secured by ARM loans. The majority of the Company's mortgage-backed securities are insured or guaranteed by Freddie Mac, the Government National Mortgage Association ("GNMA"), or Fannie Mae ("FNMA"). At December 31, 2000, all mortgage-backed securities were classified as available for sale. Mortgage-backed securities available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions, or to provide liquidity to fund activities such as common stock repurchases or loan originations. The Company expects to classify all mortgage-backed security purchases as available for sale in the foreseeable future

         The following table sets forth the composition of the Company's loan and mortgage-backed securities portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

                                                                              At December 31,
                                   -------------------------------------------------------------------------------------------------
                                           2000                 1999               1998                1997               1996
                                   ------------------   ------------------   ----------------   ----------------   ----------------
                                              Percent               Percent           Percent             Percent            Percent
                                     Amount   of Total    Amount   of Total   Amount  of Total   Amount   of Total  Amount  of Total
                                   ---------- --------  ---------- --------  -------- --------  --------  -------- -------- --------
Mortgage loans(1):
  One-to-four family ............    $879,578   73.59     $774,858   75.52   $657,284   76.10%  $566,625   78.25%  $493,973   75.67%
  Home equity loans .............     114,152    9.55       98,324    9.58     82,672    9.57     56,533    7.81     52,684    8.07
  Construction (2) ..............      41,291    3.45       26,890    2.62     23,349    2.70     17,827    2.46     12,996    1.99
  Commercial real estate ........     131,072   10.97       96,821    9.44     65,069    7.53     54,926    7.58     51,091    7.83
  Multi-family ..................      13,079    1.09       12,499    1.22     17,589    2.04     21,292    2.94     36,066    5.53
                                   ----------  ------   ----------  ------   --------  ------   --------  ------   --------  ------
    Total mortgage loans ........   1,179,172   98.65    1,009,392   98.38    845,963   97.94    717,203   99.04    646,810   99.09
Other loans .....................      16,121    1.35       16,638    1.62     17,817    2.06      6,954    0.96      5,956    0.91
                                   ----------  ------   ----------  ------   --------  ------   --------  ------   --------  ------
    Total loans receivable ......   1,195,293  100.00%   1,026,030  100.00%   863,780  100.00%   724,157  100.00%   652,766  100.00%
                                               ======               ======             ======             ======             ======
Less:
Net deferred loan fees (costs)
  and (premiums) and discounts ..      (1,850)              (1,090)              (422)              (107)               524
Allowance for loan losses .......      12,341               11,004              9,505              8,454              7,781
                                   ----------           ----------           --------           --------           --------
     Total loans receivable, net   $1,184,802           $1,016,116           $854,697           $715,810           $644,461
                                   ==========           ==========           ========           ========           ========

Mortgage loans:
  ARM ...........................    $664,164   56.32%    $531,859   52.69%  $439,234   51.92%  $421,642   58.79%  $364,906   56.42%
  Fixed-rate ....................     515,008   43.68      477,533   47.31    406,729   48.08    295,561   41.21    281,904   43.58
                                   ----------  ------   ----------  ------   --------  ------   --------  ------   --------  ------
    Total mortgage loans ........  $1,179,172  100.00%  $1,009,392  100.00%  $845,963  100.00%  $717,203  100.00%  $646,810  100.00%
                                   ==========  ======   ==========  ======   ========  ======   ========  ======   ========  ======

Mortgage-backed securities (3):
  CMOs ..........................    $201,802   44.79%    $273,511   46.85%  $209,468   32.00%   $90,247   15.95%   $76,493   13.31%
  FHLMC .........................     159,755   35.45      166,992   28.60    235,415   35.97    253,029   44.72    287,368   50.02
  GNMA ..........................      29,409    6.53       57,489    9.85     71,347   10.90    113,179   20.00    134,877   23.47
  FNMA ..........................      59,628   13.23       85,828   14.70    138,286   21.13    109,415   19.33     75,821   13.20
                                   ----------  ------   ----------  ------   --------  ------   --------  ------   --------  ------
    Total mortgage-backed
      securities ................     450,594  100.00%     583,820  100.00%   654,516  100.00%   565,870  100.00%   574,559  100.00%
                                               ======               ======             ======             ======             ======

Net premiums ....................       1,951                2,748              3,639              2,704              2,433
Net unrealized (loss) gain on
  mortgage-Backed securities
  available for sale ............      (5,523)             (11,409)             3,726              1,876                535
                                   ----------           ----------           --------           --------           --------
Mortgage-backed securities,
  net ...........................    $447,022             $575,159           $661,881           $570,450           $577,527
                                   ==========           ==========           ========           ========           ========

------------------

(1) Includes $277,000 and $287,000 in mortgage loans available for sale at December 31, 2000 and 1996, respectively. No loans were classified as available for sale at December 31, 1999, 1998 or 1997.

(2) Net of loans in process of $19.2 million, $28.0 million, $41.8 million, $27.5 million, and $12.3 million at December 31, 2000, 1999, 1998, 1997 and
     1996, respectively.

(3) Includes $447.0 million, $575.2 million, $661.9 million, $200.5 million and $161.9 million in mortgage-backed securities available for sale at fair value at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

LOAN MATURITY AND REPRICING

     The following table shows the maturity or period to repricing of the Company's loan portfolio at December 31, 2000. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

(In thousands)
                                               At December 31, 2000
                                     -------------------------------------------
                                                One Year
                                     One Year   to Five     After
                                     or Less      Years   Five Years    Total
                                     --------   --------  ----------  ----------
Mortgage loans:
  One-to-four family .............    $98,705   $340,638   $440,235     $879,578
  Home equity loans ..............     39,357     18,107     56,688      114,152
  Construction (1) ...............     41,291         --         --       41,291
  Commercial real estate .........      6,842     45,399     78,831      131,072
  Multi-family ...................      2,217      8,725      2,137       13,079
                                     --------   --------   --------   ----------
    Total mortgage loans .........    188,412    412,869    577,891    1,179,172
Other loans ......................      8,265      4,803      3,053       16,121
                                     --------   --------   --------   ----------
    Total loans ..................   $196,677   $417,672   $580,944    1,195,293
                                     ========   ========   ========

Net deferred loan costs and unearned premiums .....................       1,850
Allowance for loan losses .........................................     (12,341)
                                                                     ----------
Loans receivable, net .............................................  $1,184,802
                                                                     ==========

(1)  Excludes loans in process of $19.2 million.


     The following table sets forth at December 31, 2000, the dollar amount of loans contractually due or repricing after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates (in thousands):

                                                      Due or repricing
                                                  after December 31, 2001
                                            ------------------------------------
                                             Fixed      Adjustable       Total
                                            --------    ----------    ----------
Mortgage loans:
   One-to-four family ...................   $320,806     $460,067       $780,873
   Equity loans .........................     74,495          300         74,795
   Commercial real estate ...............     76,295       47,936        124,231
   Multi-family .........................      1,518        9,343         10,861
Other loans .............................      6,292        1,564          7,856
                                            --------     --------     ----------
Total loans receivable ..................    479,406      519,210        998,616
Mortgage-backed securities
   (at amortized cost) ..................    178,848      230,323        409,171
                                            --------     --------     ----------
Total loans receivable
  and mortgage-Backed securities ........   $658,254     $749,533     $1,407,787
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

     At December 31, 2000, 73.6% of total loans receivable consisted of one-to-four family residential loans. The Company offers ARM loans with initial fixed-rate terms of either one, three, five, seven or ten years. After the initial fixed-rate term, the loan then converts into a one-year ARM. The
Company's ARM loans may carry an initial interest rate which is less than the fully-indexed rate for the loan. The initial discounted rate is determined by the Company in accordance with market and competitive factors. The majority of the Company's ARM loans adjust by a maximum of 2.00% per year, with a lifetime cap on increases of up to 6.00%. ARM loans are originated for a term of up to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the Company's cost of funds. The Company's fixed-rate mortgage loans currently are made for terms of 10 through 30 years.

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

     HOME EQUITY LOANS AND LINES OF CREDIT. The Company originates home equity loans secured by one-to-four family residences. These loans generally are originated as fixed-rate loans with terms from five to 15 years. Home equity loans are primarily made on owner-occupied, one-to-four family residences and to the Company's first mortgage customers. These loans are generally subject to a 80% loan-to-value limitation, including any other outstanding mortgages or liens where the first mortgage lien is held by the Company, and 75% on all other loans. In addition, the Company currently offers home equity loans for qualified borrowers with a loan-to-value ratio of up to 90%. The Company obtains private mortgage insurance for some of these types of loans, depending on the underwriting and first lien position. The Company is currently offering "Helping Hand" home equity loans for low income borrowers, with maximum terms of five years, with loan-to-value ratios of up to 90% and a maximum loan amount of $10,000. Generally, the Company's minimum equity loan is $5,000 and the maximum equity loan is $200,000. As of December 31, 2000, the Company had $74.7 million in fixed-rate home equity loans outstanding.

     The Company also offers a variable rate home equity line of credit which extends a credit line based on the applicant's income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment where the first mortgage lien is held by the Company, and 75% on all other loans. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Company presently charges no origination fees for these loans. A borrower is required to make monthly payments of principal and interest, at a minimum of $100.00 plus interest, based upon a 20 year amortization period. Generally, the interest rate charged is the prime rate of interest (as published in THE WALL STREET JOURNAL) (the "prime rate") plus up to 0.5%. The loans have a 6.0% lifetime cap on the amount the interest rate may increase. The Company also offers a credit line product which is based on a 15 year amortization and the interest rate charged is the prime rate of interest. These loans also have a 6.0% lifetime cap. The Company offers a fixed 24-month introductory rate on both home equity line of credit products. The introductory rate is currently 7.49%. The Company offers an additional credit line product that allows for a loan-to-value ratio of up to 90%. The rates charged on these loans vary between the prime rate plus 1.0% to the prime rate plus 1.5%. The Company's home equity lines of credit outstanding at December 31, 2000 totaled $39.5 million, with additional available credit lines of $50.5 million.

     CONSTRUCTION LENDING. At December 31, 2000, construction loans totaled $41.3 million, or 3.5% of the Company's total loans outstanding. Available credit lines totaled $19.2 million at December 31, 2000. The current policy of the Company is to charge interest rates which float at margins of up to 2.0% above the prime rate on its construction loans. The Company's construction loans typically have original principal balances that are larger than its one-to-four family mortgage loans, with the majority of the loans ranging from available lines of credit of $300,000 to $8.0 million. At December 31, 2000, the Company had 39 construction loans, 13 of which had principal outstanding of $1.0 million or more, with the largest outstanding loan balance being $5.8 million. At December 31, 2000, all of the Company's construction lending portfolio consisted of loans secured by property located in the State of New Jersey, primarily for the purpose of constructing one-to-four family homes.

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

     Construction lending, by its nature, entails additional risks as compared with one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential mortgage lending. The Company addresses these risks through its underwriting procedures. At December 31, 2000, none of the Company's construction loans were classified as substandard. See "Asset Quality" for further discussion.

     COMMERCIAL REAL ESTATE. At December 31, 2000, the Company had 139 loans secured by commercial real estate, totaling $131.1 million, or 11.0% of the Company's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the mortgaged property. The Company's commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, small industrial facilities, warehouses, storage facilities and other non-residential buildings. The largest commercial real estate loan at December 31, 2000 was originated in 2000 on a self-storage facility with a balance of $15.1 million. All commercial real estate loans in the Company's portfolio are secured by properties located within New Jersey.

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

     MULTI-FAMILY MORTGAGE LOANS. The Company originates multi-family mortgage loans in its primary lending area. As of December 31, 2000, $13.1 million, or
1.1%,  of  the  Company's   total  loan  portfolio   consisted  of  multi-
family residential loans. At December 31, 2000, the Company had one multi-family loan with an outstanding balance in excess of $1.0 million. Large multi-family loans such as these are originated on the basis of the Company's underwriting standards for commercial real estate loans.

     OTHER LENDING. The Company also offers other loans, primarily commercial, personal, automobile and boat loans and loans secured by savings accounts. At December 31, 2000, $16.1 million, or 1.4%, of the loan portfolio consisted of such other loans.

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

     LOAN SERVICING. The Company generally retains the servicing rights on loans it has sold. The Company receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. The Company was servicing $75.8 million and $81.9 million of mortgage loans for others at December 31, 2000 and 1999, respectively. The Company received $177,000 and $202,000 in servicing fees for the years ended December 31, 2000 and 1999, respectively.

     LOAN PURCHASES AND SALES. The Company is a Freddie Mac qualified servicer in good standing, and may sell any of its conforming loans originated, subject to Freddie Mac requirements, and retain the servicing rights. As a part of its asset/liability management, the Company will sell loans, on occasion, in order to reduce or minimize potential interest rate and credit risk. As of December 31, 2000, $277,000 of mortgage loans were classified as available for sale. Mortgage loans sold totaled $9.8 million and $7.2 million for the years ended December 31, 2000 and 1999, respectively. From time to time, the Company may also purchase mortgage loans. The Company purchased $87.8 million and $57.5 million in mortgage loans from third-party correspondents for the years ended December 31, 2000 and 1999, respectively. The Company underwrote the loans and verified documentation prior to purchase and received representations and warranties for a one year period, including repayment of remaining purchased premiums if a loan prepays within the first 12 months.

ASSET QUALITY

     The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more, and REO. At December 31, 2000, REO totaled $257,000 and consisted of two properties. It is the policy of the Company to cease accruing interest on loans 90 days or more past due with loan-to-value ratios in excess of 55% and to reverse all previously accrued interest. For the year ended December 31, 2000, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $193,000.

(Dollars in thousands)
                                                  At December 31,
                                    -------------------------------------------
                                     2000     1999     1998     1997      1996
                                    ------   ------   ------   ------   -------

Non-accrual mortgage loans .......  $2,334   $2,311   $2,647   $4,457    $5,715
Non-accrual other loans ..........      15       45       93       --         4
                                    ------   ------   ------   ------   -------
    Total non-accrual loans ......   2,349    2,356    2,740    4,457     5,719
Loans 90 days or more delinquent
  and still accruing .............      40      326    1,525    1,596       928
                                    ------   ------   ------   ------   -------
    Total non-performing loans ...   2,389    2,682    4,265    6,053     6,647
Restructured loans ...............      --       --       --    2,103     2,135
Total real estate owned, net of
  related allowance for loss .....     257      466    1,453    1,516     3,750
                                    ------   ------   ------   ------   -------
Total non-performing assets ......  $2,646   $3,148   $5,718   $9,672   $12,532
                                    ======   ======   ======   ======   =======

Non-performing loans to total
  loans receivable, net ..........    0.20%    0.26%    0.50%    0.85%     1.03%
Total non-performing assets to
  total assets ...................    0.13%    0.17%    0.31%    0.61%     0.84%

     CLASSIFICATION OF ASSETS. The Bank classifies loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. Pursuant to the Company's internal guidelines, all loans 90 days past due are classified substandard, doubtful, or loss. The Company's classified assets totaled $5.4 million and $7.1 million at December 31, 2000 and 1999, respectively. At December 31, 2000, $2.5 million of classified loans were secured by residential properties. The remaining $2.9 million in classified loans were secured by commercial real estate. As of December 31, 2000, the Company's largest classified loan had a balance of $2.0 million and was secured by an office building complex.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the Bank's loan portfolio, review of individual loans for adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and consideration of current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and valuation of real estate owned. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     The Company recorded $1.4 million and $1.7 million in provisions for loan losses for the years ended December 31, 2000 and 1999, respectively. The decrease in the provision for loan losses was the result of management's asset classification review, partially offset by continued growth in loans receivable. The Company believes that the allowance for loan losses is adequate. At December 31, 2000, the total allowance was $12.3 million, which amounted to 1.03% of loans receivable, net and 4.7x non-performing assets. The Company will continue to monitor the level of its allowance for loan losses in order to maintain it at a level which management considers adequate to provide for probable loan losses.

     The following table sets forth activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                       For the Years Ended December 31,
                              -------------------------------------------------
                                2000       1999      1998      1997      1996
                              --------   --------   -------   -------   -------

Balance at beginning
  of period ................   $11,004     $9,505    $8,454    $7,781    $7,851
Provision for loan losses ..     1,441      1,650     1,469     1,200       550
Charge-offs (domestic):
  Real estate - mortgage ...       (97)      (151)     (594)     (510)     (729)
  Installment loans to
    individuals ............        (7)        --        (2)      (17)       (1)
Recoveries (domestic):
  Real estate - mortgage ...        --         --        28        --       110
Allowance activity of
  Pulse during conforming
  period, net ..............        --         --       150        --        --
                              --------   --------   -------   -------   -------
Balance at end of period ...   $12,341    $11,004    $9,505    $8,454    $7,781
                              ========   ========   =======   =======   =======

The following tables set forth the Company's percentage of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

                                                                                       At December 31,
                                                     -------------------------------------------------------------------------------
                                                                     2000                                      1999
                                                     ------------------------------------      -------------------------------------
                                                                              Percent of                                 Percent of
                                                                Percent of      Loans in                   Percent of      Loans in
                                                               Allowance to       Each                    Allowance to       Each
                                                                   Total      Category to                     Total      Category to
                                                     Amount      Allowance    Total Loans      Amount       Allowance    Total Loans
                                                     -------   -------------  -----------      -------    ------------   -----------
One-to-four family .............................      $4,831        39.15%        73.59%        $4,667        42.41%        75.52%
Home equity loans ..............................       1,243        10.07          9.55          1,086         9.87          9.58
Construction ...................................       1,275        10.33          3.45          1,573        14.29          2.62
Commercial real estate .........................       2,637        21.37         10.97          2,630        23.90          9.44
Multi-family ...................................         197         1.60          1.09            250         2.27          1.22
                                                     -------       ------        ------        -------       ------        ------
  Total mortgage loans .........................      10,183        82.51         98.65         10,206        92.74         98.38
Other ..........................................         587         4.76          1.35            541         4.92          1.62
Unallocated ....................................       1,571        12.73            --            257         2.34            --
                                                     -------       ------        ------        -------       ------        ------
  Total allowance for loan losses ..............     $12,341       100.00%       100.00%       $11,004       100.00%       100.00%
                                                     =======       ======        ======        =======       ======        ======

                                                                          At December 31,
                                ----------------------------------------------------------------------------------------------------
                                            1998                                1997                               1996
                                ------------------------------     ------------------------------     ------------------------------
                                                      Percent                            Percent                            Percent
                                                      of Loans                           of Loans                           of Loans
                                                       in Each                            in Each                            in Each
                                         Percent of   Category              Percent of   Category              Percent of   Category
                                          Allowance       to                 Allowance       to                 Allowance       to
                                          to Total      Total                to Total      Total                to Total      Total
                                Amount    Allowance     Loans      Amount    Allowance     Loans      Amount    Allowance     Loans
                                ------    ---------   --------     ------   ----------   --------     ------   ----------   --------
One-to-four family ........     $4,027      42.37%      76.10%     $3,867      45.75%      78.25%     $4,035      51.85%      75.67%
Home equity loans .........      1,090      11.47        9.57         458       5.42        7.81         437       5.62        8.07
Construction ..............      1,223      12.87        2.70         894      10.57        2.46         577       7.42        1.99
Commercial real Estate ....      1,963      20.65        7.53       1,877      22.20        7.58       1,714      22.03        7.83
Multi-family ..............        522       5.49        2.04         777       9.19        2.94         787      10.11        5.53
                                ------     ------      ------      ------     ------      ------      ------     ------      ------
  Total mortgage loans ....      8,825      92.85       97.94       7,873      93.13       99.04       7,550      97.03       99.09
Other .....................        486       5.11        2.06         258       3.05        0.96         187       2.40        0.91
Unallocated ...............        194       2.04          --         323       3.82          --          44       0.57          --
                                ------     ------      ------      ------     ------      ------      ------     ------      ------
  Total allowance for
     loan losses ..........     $9,505     100.00%     100.00%     $8,454     100.00%     100.00%     $7,781     100.00%     100.00%
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

     Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specified range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans. Mortgage-
backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (e.g., fixed-rate or adjustable-rate) as well as prepayment, default and other risks associated with the underlying mortgages (see "Lending Activities") are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgage(s).

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

     The Company has significant investments in mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 2000, mortgage-backed securities, net, totaled $447.0 million, or 22.7% of total assets. All such securities were classified as available for sale and carried at market value. The Company invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by Freddie Mac, GNMA and FNMA. At such date, the mortgage-backed securities portfolio had a weighted average interest rate of 6.67%. Fixed coupon rates ranged from 7.50% to 9.50% for GNMA, 6.00% to 9.00% for Freddie Mac, 5.75% to 7.00% for FNMA fixed-rate securities and 5.75% to 7.25% for fixed-rate CMOs. Adjustable-rate coupon ranges were as follows: 6.00% to 7.75% for GNMA ARM mortgage-backed securities; 5.93% to 8.54% for Freddie Mac ARM mortgage-backed securities; 5.94% to 8.52% for FNMA ARM mortgage-backed securities; and 6.00% to 7.39% for adjustable-rate CMOs.

     Included in the total mortgage-backed securities portfolio are CMOs which had a market value of $197.4 million at December 31, 2000. The Company generally purchases short-term, sequential or planned amortization class ("PAC") CMOs. CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flow from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The CMOs and other mortgage-backed securities in which the Company invests may have a multi-class structure ("Multi-Class Mortgage Securities"). Multi-Class Mortgage Securities issued by private issuers may be collateralized by pass-through securities guaranteed by GNMA or issued by FNMA or Freddie Mac, or they may be collateralized by whole loans or pass-through mortgage-backed securities of private issuers. Each class has a specified maturity or final distribution date. In one structure, payments of principal, including any principal prepayments, on the collateral are applied to the classes in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class until all classes having an earlier stated maturity or final distribution date have been paid in full. In other structures, certain classes may pay concurrently, or one or more classes may have a priority with respect to payments on the underlying collateral up to a specified amount. The Company's
funds  have  not  and  will  not  be  invested   in  any  class
with residual characteristics. The weighted average life of CMOs at December 31, 2000, was 4.7 years. The stated weighted average contractual maturity of the Company's CMOs, at December 31, 2000, was 18.8 years.

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

     The amortized cost and market value of mortgage-backed securities at December 31, 2000, by contractual maturity are shown below. Expected maturities will differ from contractual maturities due to prepayments (in thousands):

                                                          AMORTIZED      MARKET
                                                             COST        VALUE
                                                           --------     --------
Mortgage-backed securities available for sale due in:
      Less than one year ...............................   $     --     $     --
      One year through five years ......................      8,037        8,033
      Five years through ten years .....................     31,880       31,455
      Greater than ten years ...........................    412,628      407,534
                                                           --------     --------
                                                           $452,545     $447,022
                                                           ========     ========

INVESTMENT ACTIVITIES

     The Investment Policy of the Company, which is established by the Board of Directors and reviewed by the Investment Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. The Policy currently provides for held to maturity, available for sale and trading portfolios, although all securities are currently classified as available for sale.

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

     INVESTMENTS AVAILABLE FOR SALE. The Company maintains a portfolio of investments available for sale to minimize interest rate and market value risk. These investments, designated as available for sale at purchase, are marked to market in accordance with Statement of Financial Accounting Standard No. 115. The Company's Investment Policy designates what type of securities may be contained in the available for sale portfolio. This portfolio of available for sale investments is reviewed and priced at least monthly. As of December 31, 2000, the market value of investment securities available for sale was $235.0 million, with an amortized cost basis of $242.7 million, and was composed of U.S. Government and Agency securities, state and political obligations, corporate debt obligations and equity securities. The available for sale portfolio, excluding equity securities, had a weighted average contractual maturity of 10.2 years. A substantial portion of the investment portfolio is comprised of callable agency notes, which have a variety of call options available to the issuer at predetermined dates. The investment portfolio's yield is enhanced by the addition of callable agency notes, due to the issuer's flexibility in repricing their funding source, while creating reinvestment risk to the Company. At December 31, 2000, $164.9 million, or 70.2% of the total investment portfolio was callable.

INVESTMENT PORTFOLIO. The following table sets forth certain information regarding the carrying and market values of the Company's investment portfolio at the dates indicated (in thousands):

                                                                             At December 31,
                                                 -------------------------------------------------------------------------
                                                          2000                    1999                     1998
                                                 ---------------------    ----------------------    ----------------------
                                                 Amortized     Market     Amortized     Market      Amortized      Market
                                                   Cost        Value         Cost        Value         Cost        Value
                                                 --------     --------    ---------     --------    ---------     --------
Investment securities available for sale:
  U.S. Government and agency
      Obligations ..........................     $151,753     $149,149     $155,173     $146,810     $197,635     $198,531
  State and political obligations ..........       12,813       12,451       16,976       15,706        6,900        6,972
  Corporate obligations ....................       67,267       62,880       45,917       40,424       13,414       13,275
  Equity securities ........................       10,817       10,490       11,149       10,650       24,071       23,419
                                                 --------     --------     --------     --------     --------     --------
      Total investment securities
        Available for sale .................     $242,650     $234,970     $229,215     $213,590     $242,020     $242,197
                                                 ========     ========     ========     ========     ========     ========

The table below sets forth certain information regarding the contractual maturities, amortized costs, market values, and weighted average yields for the Company's investment portfolio at December 31, 2000. Investments in equity securities, which have no contractual maturities, are excluded from this table.

(Dollars in thousands)

                                                                                   At December 31, 2000
                                              --------------------------------------------------------------------------------------
                                               One Year or Less    More than One Year      More than Five        More than Ten
                                                                      to Five Years      Years to Ten Years          Years
                                              -------------------  --------------------  --------------------  --------------------
                                              Amortized Weighted   Amortized  Weighted   Amortized  Weighted   Amortized  Weighted
                                                        Average               Average               Average               Average
                                               Cost      Yield      Cost       Yield      Cost       Yield      Cost       Yield
                                              --------- ---------  ---------  ---------  ---------  ---------  ---------  --------
Investment securities available for sale:
  U.S. Government and agency obligations      $6,649      5.44%    $59,624      6.17%    $55,991      6.76%    $29,489      7.25%
  State and political obligations .......        325      6.07       3,071      5.56       4,772      6.03       4,645      5.96
  Corporate obligations .................         95      2.43      16,140      7.50      13,433      7.43      37,599      7.49
                                              ------     -----     -------     -----     -------     -----     -------     -----
  Total investment securities
    available for sale ..................     $7,069      5.43%    $78,835      6.42%    $74,196      6.83%    $71,733      7.29%
                                              ======     =====     =======     =====     =======     =====     =======     =====


           At December 31, 2000
------------------------------------------

                   Total
------------------------------------------
 Average                          Weighted
 Maturity  Amortized  Market      Average
in Years     Cost      Value       Yield
---------  ---------  --------------------
  7.23     $151,753   $149,149      6.57%
  8.12       12,813     12,451      5.89
 17.29       67,267     62,880      7.47
 -----     --------   --------     -----

 10.17     $231,833   $224,480      6.79%
 =====     ========   ========     =====

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

     DEPOSITS. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of fixed-term fixed-rate certificates, passbook and statement savings, money market, Individual Retirement Accounts ("IRAs") and Negotiable Order of Withdrawal ("NOW") accounts. The flow of deposits is significantly influenced by general economic conditions, changes in money market and prevailing interest rates and competition. The Company's deposits are typically obtained from the areas in which its offices are located. The Company relies primarily on customer service and long-standing relationships to attract and retain these deposits. At December 31, 2000, $108.9 million, or 8.9%, of the Company's deposit balance consisted of IRAs. Also at that date, $155.6 million, or 12.8%, of the Company's deposit balance consisted of deposit accounts with a balance greater than $100,000. The Company does not currently accept brokered deposits.

     At December 31, 2000, certificate accounts in amounts of $100,000 or more mature as follows (in thousands):

                                                                Amount
                                                               -------
          Maturity period
          Three months or less .............................   $15,763
          Over 3 through 6 months ..........................    22,418
          Over 6 through 12 months .........................    15,889
          Over 12 months ...................................    14,949
                                                               -------
              Total ........................................   $69,019
                                                               =======

     The following table sets forth the distribution of the Company's average accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented (dollars in thousands):

                                                                  For the Year Ended December 31,
                                        -----------------------------------------------------------------------------------
                                                 2000                          1999                          1998
                                        ------------------------     -------------------------     ------------------------
                                         Average       Average         Average       Average        Average       Average
                                         Balance        Rate           Balance        Rate          Balance         Rate
                                        ----------    ----------     ----------     ----------     ----------    ----------
Non-interest bearing deposits ......    $   48,582       --%         $   44,755        --%         $   35,297        --%
NOW and money market accounts ......       354,135      2.67            347,325       2.70            308,609       2.92
Savings accounts ...................       166,127      2.25            170,907       2.30            177,282       2.50
                                        ----------      ----         ----------       ----         ----------       ----
   Sub-total .......................       568,844      2.32            562,987       2.36            521,188       2.58
Certificate accounts ...............       646,791      5.38            686,754       4.94            719,602       5.48
                                        ----------      ----         ----------       ----         ----------       ----
   Total average deposits ..........    $1,215,635      3.95%        $1,249,741       3.78%        $1,240,790       4.26%
                                        ==========      ====         ==========       ====         ==========       ====


BORROWINGS

     The Company's policy has been to utilize borrowings as an alternate and/or less costly source of funds. The Company obtains advances from the FHLB-NY, which are collateralized by the capital stock of the FHLB-NY held by the Company and certain one-to-four family mortgage loans held by the Company. The Company also borrows funds via reverse repurchase agreements with the FHLB-NY and primary broker/dealers. Advances from the FHLB-NY are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, for purposes other than withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. The maximum amount of FHLB-NY advances permitted to a member institution generally is reduced by borrowings from any other source. At December 31, 2000, the Company's FHLB-NY advances totaled $81.0 million, representing 4.6% of total liabilities.

     During 2000, the Company continued to borrow funds from the FHLB-NY and approved primary broker/dealers. The borrowings are collateralized by designated mortgage-backed and investment securities. The total of these borrowings at December 31, 2000 was $425.0 million, representing 24.3% of total liabilities.

     The Company also has an available overnight line-of-credit with the FHLB-NY for a maximum of $50.0 million.

     The following table sets forth certain information regarding the Company's borrowed funds on the dates indicated (dollars in thousands):

                                                    At or For the Year Ended
                                                          December 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
FHLB-NY advances:
  Average balance outstanding .................  $ 99,102   $ 70,914   $ 24,072
  Maximum amount outstanding at any month-end
       during the period ......................   140,200    139,250     50,800
  Balance outstanding at end of period ........    80,955    107,000     38,000
  Weighted average interest rate during
    the period ................................      6.11%      5.43%      5.80%
  Weighted average interest rate at end
    of period .................................      6.21%      5.88%      5.36%

Other borrowings:
  Average balance outstanding .................  $404,270   $254,587   $192,730
  Maximum amount outstanding at any month-end
       during the period ......................   440,000    315,000    269,175
  Balance outstanding at end of period ........   425,000    315,000    226,675
  Weighted average interest rate during
    the period ................................      6.14%      5.47%      5.76%
  Weighted average interest rate at end
    of period .................................      6.16%      5.58%      5.42%


SUBSIDIARY ACTIVITIES

     FSB FINANCIAL CORP. FSB Financial Corp. is a wholly owned subsidiary of the Bank and provides a line of fixed and variable rate annuity products, along with mutual funds and term life insurance. For the year ended December 31, 2000, FSB Financial Corp. had net income of $193,000.

     1000 WOODBRIDGE CENTER DRIVE, INC. 1000 Woodbridge Center Drive, Inc. is a wholly owned subsidiary of the Bank. 1000 Woodbridge Center Drive, Inc. is a real estate investment trust and the majority of the Bank's mortgage loan portfolio is held by this subsidiary. 1000 Woodbridge Center Drive, Inc. had net income of $33.8 million for the year ended December 31, 2000.

     In addition, the Company has three wholly owned subsidiaries obtained through the Pulse acquisition which were inactive in 2000.


PERSONNEL

     As of December 31, 2000, the Company had 272 full-time employees and 39 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

     BAD DEBT RESERVE. In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). As of December 31, 2000, the Bank has a base year reserve subject to recapture equal to $1.7 million. The Bank has previously recorded a deferred tax liability for the tax effect of the bad debt recapture and as such, the new rules have no effect on net income or federal income tax expense. Retained earnings at December 31, 2000 and 1999, includes approximately $18.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in Federal tax law. At December 31, 2000 and 1999, the Company had an unrecognized tax liability of $6.5 million with respect to this reserve. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

     CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Company currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Company does not expect to be subject to the alternative minimum tax.


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

                           REGULATION AND SUPERVISION

GENERAL

     The Company, as holding company for the Bank, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act, as amended (the "FDI Act"). The Company is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

     The regulation and supervision of the Company and the Bank establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the FDIC, the OTS or through legislation, could have a material adverse impact on the Company, the Bank and their operations and stockholders. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

HOLDING COMPANY REGULATION

     Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL") to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the HOLA. Such election would result in its holding company being regulated as a savings and loan holding company by the OTS, rather than as a bank holding company by the Federal Reserve Board. The Bank made such election and received approval from the OTS to become a savings and loan holding company. The Company is regulated as a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least 9 months out of each 12 month period. If First Savings fails the QTL test, First Sentinel Bancorp must convert to a bank holding company. Additionally, First Savings must wait five years before applying to the OTS to regain its status as a "qualified thrift lender." As of December 31, 2000, the Bank maintained 86.7% of its portfolio assets in qualified thrift investments and had more than 80% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2000, thereby qualifying under the QTL test.

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

     On October 27, 2000, the OTS proposed regulations that would require certain holding companies to notify the OTS before engaging in certain debt transactions, transactions that reduce capital, some asset acquisitions and other transactions determined by the OTS on a case-by-case basis. The OTS is also considering codifying its current practice for reviewing the capital adequacy of savings and loan holding companies and, when necessary, requiring additional capital on a case-by-case basis. The OTS does not currently impose separate minimum capital requirements on savings and loan holding companies equivalent to the requirements currently imposed by the Federal Reserve Board on bank holding companies.

     NEW JERSEY HOLDING COMPANY REGULATION. Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms "company" and "bank holding company" as such terms are defined under the BHC Act. Each bank holding company controlling a New Jersey chartered bank or savings bank must file certain reports with the Commissioner and is subject to examination by the Commissioner. The Commissioner regulates, among other things, the Bank's internal business procedures as well as its deposits, lending and investment activities. The Commissioner must approve changes to the Bank's Certificate of Incorporation, establishment or relocation of branch offices, mergers and the issuance of additional stock.

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

     The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by particular circumstances or risk profile of the depository institution.

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

     The federal banking agencies, including the FDIC, have reproposed a rule after receiving comments that would establish minimum regulatory capital requirements for equity investments in nonfinancial companies. The proposal applies a series of marginal capital charges that range from 8% to 25% depending up the size of the aggregate equity investment portfolio of the banking organization relative to its Tier 1 capital. The capital charge would be applied by making a deduction, which would be based on the adjusted carrying value of the equity investment from the organization's Tier 1 capital. If adopted as proposed, management does not believe this new capital requirement will have a material adverse effect upon the Company's operations. However, management will have to take this requirement into consideration should the Company, at some point in the future, decide to invest in nonfinancial companies.

     ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. Section 24 of the FDI Act, which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991, generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

     Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if:

     o the bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991;

     o the state in which the bank is chartered permitted such investments as of September 30, 1991; and

     o the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital.

     First Savings received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of First Savings' Tier 1 capital or the maximum permissible amount specified by the New Jersey Banking Act. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank under Section 24 of the FDI Act and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

     Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

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

     Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2000, First Sentinel was considered "well capitalized" by the OTS.

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

     SAIF-assessed deposits are also subject to assessments for payments on the bonds issued in the late 1980's by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Our total expense in 2000 for the assessment for deposit insurance and the FICO payments was $258,000.

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

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), any insured depository institution, including First Savings, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

     Among other things, current CRA regulations replace the prior process-based assessment factors with a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the new evaluation system focuses on three tests:

     o a lending test, to evaluate the institution's record of making loans in its service areas;

     o an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

     o a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

     The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. First Savings has received a "satisfactory" rating in its most recent CRA examination. In addition, in May 2000, the OTS proposed regulations implementing the requirements under the Gramm-Leach Bliley Act ("Gramm-Leach") that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. We have no such agreement in place at this time.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances. The Bank, as a member of the FHLB-NY is required to purchase and hold shares of capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or (iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB as of 12/31/00. Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the FHFB. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. The Bank is in compliance with these requirements.

     INSURANCE ACTIVITIES. In August, 2000, the federal banking agencies proposed regulations pursuant to Gramm-Leach which would prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The proposed regulations would also require prior disclosure of this prohibition to potential insurance product or annuity customers. Management does not believe that these regulations, if adopted as proposed, would have a material impact on the Company's operations.

     PRIVACY STANDARDS. Pursuant to Gramm-Leach, financial institutions are required to establish a policy governing the collection, use and protection of non-public information about their customers and consumers, provide notice of such policy to consumers and provide a mechanism for consumers to opt out of any practice of the institution whereby nonpublic personal information would otherwise be disclosed to unaffiliated third parties. The federal banking agencies, jointly with the Federal Trade Commission and the Securities and Exchange Commission, have published final regulations to implement the privacy standards of Gramm-Leach. The final regulations require First Sentinel and First Savings to disclose their privacy policy, including identifying with whom they share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require First Sentinel and First Savings to provide their customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, First Sentinel and First Savings are required to provide their customers with the ability to "opt-out" of having First Sentinel and First
Savings share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. Under the regulations, First Sentinel and First Savings will be required to adopt and implement a privacy policy no later than July 1, 2001, and are currently in the process of revising their privacy policy to be in full compliance with the final regulations. First Sentinel and First Savings have not yet determined the extent to which the privacy standards will affect their operations.

     INTERNET BANKING. Technological developments are dramatically altering the ways in which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks' efficiency and competitiveness consistent with safe and sound banking practices. No assurance can be given that the federal bank regulatory agencies will not adopt new regulations that will materially affect First Savings' Internet operations or restrict any such further operations.

     TRANSACTIONS WITH AFFILIATES OF FIRST SAVINGS. First Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, and the regulations of the FRB promulgated thereunder. These provisions, among other things, prohibit or limit a savings banks from extending credit to, or entering into certain transactions with, its affiliates (which for First Savings would include First Sentinel) and principal stockholders, directors and executive officers of First Savings.

     In addition, provisions of the BHCA prohibit extensions of credit to a bank's insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Provisions of the New Jersey Banking Act impose conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law and regulation, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with the applicable federal laws and regulations is deemed to be in compliance with such provisions of the New Jersey Banking Act.

     IMPACT OF ENACTMENT OF THE GRAMM-LEACH BLILEY ACT. On November 12, 1999, President Clinton signed the Gramm-Leach Bliley Act, which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. As part of this framework generally, the new law (1) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (2) provides a uniform framework for the activities of banks, savings institutions and their holding companies and (3) broadens the activities that may be conducted by subsidiaries of national banks and state banks.

     Gramm-Leach also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as us, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

     Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change form the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

     Management does not believe that the new law will have a material adverse affect upon the Company's operations in the near term. However, to the extent the new law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This type of consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

NEW JERSEY BANKING REGULATION

     ACTIVITY POWERS. The Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including First Savings, generally may invest in:

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

     MINIMUM CAPITAL REQUIREMENTS. Regulations of the Department impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement was $1,284 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through accounts as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

ITEM 2.  PROPERTIES

The Company conducts its business through its main office and 21 full service branch offices, all located in central New Jersey. The following table sets forth certain information concerning the main office and each branch office of the Company at December 31, 2000. The aggregate net book value of the Company's premises and equipment was $16.1 million at December 31, 2000.

Location                             Date Leased or Acquired   Leased or Owned
----------------------------         -----------------------   ---------------
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

Washington Avenue & Davis Lane                 7/71                 Owned
South Amboy, NJ 08879

6 Jackson Street                               8/65                 Owned
South River, NJ 08882

Location                             Date Leased or Acquired   Leased or Owned
--------------------------------     -----------------------   ---------------
371 Spotswood - Englishtown Road               5/98                 Owned
Spotswood, NJ 08884

325 Amboy Avenue                               1/70                 Owned
Woodbridge, NJ  07095


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained in the section captioned "Market Information for Common Stock" on page 32 of the 2000 Annual Report to Stockholders is incorporated herein by reference. At December 31, 2000, 32,749,994 shares of the Company's outstanding common stock was held of record by approximately 3,013 persons or entities, not including the number of persons or entities holding stock in nominee or stock name through various brokers or banks.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the section captioned "Consolidated Financial Highlights" on page 9 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Comparison of Operating Results" on pages 10 through 14 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Disclosure relating to market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 10 through 14 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

         The Company's consolidated financial statements, together with the report thereon by KPMG LLP, are found in the 2000 Annual Report to Stockholders on pages 15 through 32 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS,  EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

          The disclosures required by Item 10 are included under the caption "Information With Respect to Nominees, Continuing Directors and Executive
Officers" on pages 5-8 of the Company's proxy statement for the 2001 Annual Meeting of Stockholders dated March 26, 2001 ("2001 Proxy Statement"), and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The disclosures required by Item 11 are included under the captions "Directors' Compensation" and "Executive Compensation" on page 11 and pages 15-21 (excluding the Compensation Committee Report) of the 2001 Proxy Statement dated March 26, 2001, and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          BENEFICIAL OWNERSHIP OF FIRST SENTINEL COMMON STOCK

          Disclosure relating to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to pages 3-6 of the 2001 Proxy Statement dated March 26, 2001 under the captions "Security Ownership of Certain Beneficial Owners" and "Information With Respect to Nominees, Continuing Directors and Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The disclosures required by Item 13 are included under the caption "Transactions With Certain Related Persons" on pages 21-22 of the 2001 Proxy Statement dated March 26, 2001, and are incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial statements.

The Consolidated Financial Statements and Independent Auditors' Report for the year ended December 31, 2000, included in the Annual Report, listed below, are incorporated herein by reference.

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND 1999 (ANNUAL REPORT - PAGE 15).

          CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (ANNUAL REPORT - PAGE 16).

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (ANNUAL REPORT - PAGE 17).

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (ANNUAL REPORT - PAGE 18).

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ANNUAL REPORT - PAGES 19 THROUGH 31).

          INDEPENDENT AUDITORS' REPORT (ANNUAL REPORT - PAGE 32).

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

          ----------------------------------------------------------------------
           Exhibit
           Number                      Description                    Reference
          --------- ------------------------------------------------ -----------
             3.1    Certificate of Incorporation of First Sentinel
                    Bancorp, Inc.                                        *

             3.2    Bylaws of First Sentinel Bancorp, Inc.               *

             4.0    Stock Certificate of First Sentinel Bancorp, Inc.   **

            10.1    First Sentinel Bancorp, Inc. 1996 Omnibus
                    Incentive Plan                                      **

            10.2    First Sentinel  Bancorp,  Inc. Amended and
                    Restated 1998 Stock-based Incentive Plan           ***

            10.3    First Sentinel Bancorp, Inc. 1986 Acquisition
                    Stock Option Plan                                 *****

            10.4    First Sentinel Bancorp, Inc. 1993 Acquisition
                    Stock Option Plan                                 *****

            10.5    First Sentinel Bancorp, Inc. 1997 Acquisition
                    Stock Option Plan                                 *****

            10.6    First Savings Bank, SLA Employee
                    Stock Ownership Plan                                **

            10.7    First Savings Bank Deferred Fee Plan           Filed herein

            10.8    First Savings Bank, SLA Supplemental
                    Executive Retirement Plan                           **

            10.9    First Savings Bank Supplemental
                    Executive Retirement Plan II                   Filed herein
          --------- ------------------------------------------------ -----------

          --------- ------------------------------------------------ -----------
           Exhibit
           Number                   Description                       Reference
          --------- ------------------------------------------------ -----------
            10.10   First Savings Bank Non-Employee Director
                    Retirement Plan                                 Filed herein

            10.11   Form of Employment Agreements between
                    First Sentinel Bancorp,  Inc. and
                    (i) John P. Mulkerin and
                    (ii) Christopher Martin                         Filed herein

            10.12   Form of Employment Agreements between
                    First Savings Bank and (i) Filed herein
                    John P. Mulkerin and (ii) Christopher Martin    Filed herein

            10.13   Form of Two-year Change in Control Agreement
                    between First Savings Bank and certain
                    executive officers                              Filed herein

            10.14   Form of Three-year Change in Control Agreement
                    between First Filed herein Savings Bank and
                    certain executive officers                      Filed herein

            10.15   First Savings Bank, SLA Employee Severance
                    Compensation Plan                                   **

            11.0    Computation of per share earnings                  ****

            13.0    Portions of the 2000 Annual Report
                    to Stockholders                                 Filed herein

            21.0    Subsidiaries of Registrant incorporated
                    by reference herein to Part I - Subsidiaries

            23.0    Consent of KPMG LLP                             Filed herein
          --------- ------------------------------------------------ -----------

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

**** Filed herein as a component of Exhibit 13.0, under Footnote One of the Notes to Consolidated Financial Statements.

***** Previously filed and incorporated herein by reference to the December 31, 1999 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 2000.


(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2001            FIRST SENTINEL BANCORP, INC.

                                 /s/ JOHN P. MULKERIN
                                 ----------------------------
                                 John P. Mulkerin
                                 President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                            Date
---------                             -----                            ----

/s/ PHILIP T. RUEGGER, JR.    Chairman of the Board              March 30, 2001
----------------------
Philip T. Ruegger, Jr.

/s/ JOHN P. MULKERIN          President, Chief Executive         March 30, 2001
----------------------        Officer and Director
John P. Mulkerin

/s/ CHRISTOPHER P. MARTIN     Executive Vice President,          March 30, 2001
----------------------        Chief Operating and Financial
Christopher P. Martin         Officer and Director


/s/ JOSEPH CHADWICK           Director                           March 30, 2001
----------------------
Joseph Chadwick

/s/ GEORGE T. HORNYAK, JR.    Director                           March 30, 2001
----------------------
George T. Hornyak, Jr.

/s/ KEITH H. McLAUGHLIN       Director                           March 30, 2001
----------------------
Keith H. McLaughlin

/s/ JEFFRIES SHEIN            Director                           March 30, 2001
----------------------
Jeffries Shein

/s/ WALTER K. TIMPSON         Director                           March 30, 2001
----------------------
Walter K. Timpson

Consolidated Financial Highlights

     The following selected financial data and selected operating data should be read in conjunction with the consolidated financial statements of the Company and accompanying notes thereto, which are presented elsewhere herein.

     On December 18, 1998, the Company acquired all of the outstanding shares of Pulse Bancorp, Inc. ("Pulse"). The acquisition was accounted for using the pooling-of-interests accounting method and therefore, the financial statements for the periods prior to the merger have been restated to include the accounts and activity of Pulse.

December 31,                                                               2000         1999         1998         1997         1996
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
SELECTED FINANCIAL DATA:
Total assets                                                         $1,968,709   $1,904,696   $1,855,058   $1,575,332   $1,489,615
Loans receivable, net                                                 1,184,802    1,016,116      854,697      715,810      644,462
Investment securities                                                        --           --           --      127,583      144,504
Investment securities available for sale                                234,970      213,590      242,197       78,443       53,886
Other interest-earning assets (1)                                        40,693       37,175       27,652       28,795       12,321
Mortgage-backed securities, net                                              --           --           --      369,920      416,475
Mortgage-backed securities available for sale                           447,022      575,159      661,881      200,530      161,052
Deposits                                                              1,219,336    1,213,724    1,268,119    1,227,304    1,189,176
Borrowed funds                                                          505,955      422,000      264,675      186,665      152,915
Stockholders' equity                                                    222,163      244,580      299,819      144,893      131,322
===================================================================================================================================

Year Ended December 31,                                                    2000         1999         1998         1997         1996
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
SELECTED OPERATING DATA:
Interest income                                                      $  136,789   $  123,388   $  119,173   $  109,241   $  100,772
Interest expense                                                         78,872       65,006       65,386       63,558       56,397
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                                   57,917       58,382       53,787       45,683       44,375
Provision for loan losses                                                 1,441        1,650        1,469        1,200          550
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                   56,476       56,732       52,318       44,483       43,825
Non-interest income (2)                                                   2,269        3,631        4,696        3,383        2,020
Non-interest expense (3)                                                 24,678       24,556       26,577       24,210       32,874
-----------------------------------------------------------------------------------------------------------------------------------
   Income before income tax expense                                      34,067       35,807       30,437       23,656       12,971
Income tax expense                                                       11,099       12,155       10,944        8,686        4,768
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                        $   22,968   $   23,652   $   19,493   $   14,970   $    8,203
===================================================================================================================================
Basic earnings per share (4)                                         $     0.69   $     0.60   $     0.46   $     0.35   $     0.18
===================================================================================================================================
Diluted earnings per share (4)                                       $     0.68   $     0.59   $     0.46   $     0.35   $     0.18
===================================================================================================================================
Dividends declared per share, as adjusted (4)                        $     0.24   $     0.37   $     0.15   $     0.11   $     0.08
===================================================================================================================================


At or For the Year Ended December 31,                                      2000         1999         1998         1997         1996
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS:
Return on average assets (2) (3)                                           1.17%        1.25%        1.12%        0.96%        0.57%
Return on average stockholders' equity (2) (3)                            10.17         7.99         7.41        10.88         5.79
Average stockholders' equity to average assets                            11.52        15.69        15.07         8.86         9.86
Stockholders' equity to total assets                                      11.29        12.84        16.16         9.20         8.82
===================================================================================================================================

(1) Includes federal funds sold and investment in the stock of the Federal Home Loan Bank of New York ("FHLB-NY").

(2) Includes the effect of the sale of the Eatontown branch that realized a $1.1 million gain, or $687,000, net of tax in 1998.

(3) Includes the effect of non-recurring items in 1998, 1997 and 1996. The non-recurring item in 1998 was the $2.1 million, or $1.7 million net of tax, merger-related charge for the acquisition of Pulse Bancorp. The non-recurring item in 1997 was an impairment writedown of core deposit goodwill totaling $1.3 million, or $867,000 net of tax. Non-recurring items for 1996 included the SAIF assessment of $7.9 million, or $5.1 million net of tax, a writedown of $334,000 of core deposit goodwill, and a provision for benefits payable as a result of the passing of the Bank's long-time President.

(4) Per share data gives effect to all stock dividends and splits and the exchange of 3.9133 shares of Company Common Stock for each share of Bank Common Stock in connection with the 1998 conversion and reorganization of First Savings Bancshares, MHC.

                                FIRST  SENTINEL BANCORP, INC. AND SUBSIDIARIES 9

Management's Discussion and Analysis of Financial
Condition and Comparison of Operating Results


GENERAL

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

COMPARISON OF FINANCIAL CONDITION AT
DECEMBER 31, 2000 AND DECEMBER 31, 1999

     ASSETS. Total assets increased by $64.0 million, or 3.4%, to $2.0 billion at December 31, 2000. The change in assets consisted primarily of increases in loans receivable, investment securities available for sale, and cash and cash equivalents; partially offset by decreases in mortgage-backed securities ("MBS") available for sale, and other assets.

     Loans receivable, net grew by $168.7 million, or 16.6%, to $1.2 billion at December 31, 2000, from $1.0 billion at December 31, 1999. Loan originations totaled $329.2 million for the year ended December 31, 2000, as compared to $351.5 million for the same period in 1999. The Company experienced a reduction in loan applications and originations in 2000 compared with 1999, primarily among one-to-four family and multi-family residential loans, as a result of the higher interest rate environment and aggressive pricing by the competition. Mortgage loans purchased totaled $87.8 million in 2000 compared with $57.5 million in 1999. Loans purchased were primarily one-to-four family adjustable-rate mortgages underwritten internally at higher rates than those currently offered by the Company. Repayment of principal on loans totaled $237.6 million for 2000, as compared to $237.9 million for 1999. At December 31, 2000, one-to-four family mortgage loans comprised 73.7% of total loans, while commercial real estate, multi-family and construction loans comprised 15.4% and home equity loans accounted for 9.5% of the loan portfolio. Net loans receivable as a percentage of total assets grew to 60.2% at December 31, 2000 from 53.3% at December 31, 1999. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company.

     Investment securities available for sale increased $21.4 million, or 10.0%, to $235.0 million as of December 31, 2000, from $213.6 million at December 31, 1999. For the year 2000, purchases totaled $66.7 million while sales and calls were $53.0 million. Purchases during 2000 consisted primarily of debt securities issued by U.S. corporations and government-sponsored agencies.

     Cash and cash equivalents increased $4.5 million, or 14.7%, to $35.1 million as of December 31, 2000, from $30.6 million at December 31, 1999.

     MBS available for sale decreased $128.1 million, or 22.3%, to $447.0 million at December 31, 2000, from $575.2 million at December 31, 1999. The decrease was primarily due to sales and principal repayments of $194.8 million and $91.8 million, respectively, exceeding purchases of $153.9 million for the year ended December 31, 2000. Net proceeds were used to fund loan growth and repurchase the Company's stock.

     Other assets decreased $3.9 million, or 25.7%, to $11.3 million at December 31, 2000, compared with $15.2 million at December 31, 1999. The decrease was primarily attributable to a reduction in deferred tax assets caused by the increase in the market value of the MBS and investment securities available for sale portfolios.

     LIABILITIES. Deposits increased $5.6 million, or 0.5%, to $1.2 billion at December 31, 2000. Borrowed funds increased $84.0 million, or 19.9%, to $506.0 million at December 31, 2000, from $422.0 million at December 31, 1999. The increased borrowed funds were used primarily to fund loan originations. The Company will continue to focus on increasing core deposits as a less costly means to fund asset generation. For the year ended December 31, 2000, the average balance of core accounts totaled $568.8 million, or 46.8% of total deposits.

     These increases were partially offset by a reduction in other liabilities of 24.4% to $12.1 million at December 31, 2000, from $16.0 million at December 31, 1999. This decrease was primarily attributable to the payment in 2000 of a $5.8 million special cash dividend declared in 1999.

     STOCKHOLDERS' EQUITY. The Company's stockholders' equity decreased $22.4 million for the year ended December 31, 2000. The Company repurchased $48.6 million of its common stock during 2000 as part of its ongoing capital management strategy. Stockholders' equity was further reduced by cash dividends declared totaling $8.1 million in 2000. These decreases were partially offset by net income of $23.0 million, a reduction in accumulated other comprehensive loss of $8.8 million as a result of the increase in market values of investment securities and MBS available for sale, net of related tax benefit, and amortization of benefit plans totaling $2.0 million. Book value and tangible book value per share were $6.78 and $6.59, respectively, at December 31, 2000, as compared to $6.36 and $6.18, respectively, at December 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE YEARS

ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     RESULTS OF OPERATIONS. For the year ended December 31, 2000, basic and diluted earnings per share totaled $0.69 and $0.68, respectively, representing increases of 14.6% and 15.7%, respectively, over basic and diluted earnings per share of $0.60 and $0.59, respectively, for the year ended December 31, 1999. Net income for 2000 totaled $23.0 million, a decrease of $684,000, or 2.9%, compared with net income of $23.7 million for 1999. Earnings per share increased despite the reduction in net income,


10 FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES as the Company repurchased 5.7 million shares of its common stock at an average cost of $8.53 per share during 2000. Return on average equity improved to 10.17% for 2000 from 7.99% for 1999, as the Company continued to leverage its capital through internal loan growth, share repurchases and cash dividends.

     INTEREST INCOME. Interest income increased $13.4 million, or 10.9%, to $136.8 million for the year ended December 31, 2000, compared to $123.4 million for 1999. Interest on loans increased $15.5 million, or 22.6%, to $84.2 million for 2000, as compared to $68.7 million for 1999. The average balance of the loan portfolio for the year ended December 31, 2000, increased to $1.1 billion, from $935.0 million for 1999, while the average yield on the portfolio increased to 7.51% for 2000, from 7.34% for 1999.

     Interest on investment securities and MBS available for sale decreased $2.1 million, or 3.9%, to $52.6 million for the year ended December 31, 2000, as compared to $54.7 million for 1999. The average balance of the investment and MBS portfolios totaled $818.0 million, with an average yield of 6.43% for the year ended December 31, 2000, while the portfolios' average balance was $904.7 million, with an average yield of 6.05% for the year ended December 31, 1999.

     INTEREST EXPENSE. Interest expense increased $13.9 million, or 21.3%, to $78.9 million for the year ended December 31, 2000, compared to $65.0 million for 1999. Interest expense on deposits increased $753,000, or 1.6%, to $48.0 million for 2000, as compared to $47.2 million for 1999. The increased interest expense on deposits was primarily attributable to higher rates paid on certificates of deposits. The average cost of certificates for 2000 was 5.38%, as compared to 4.94% for 1999. The average balance of certificates of deposit, however, decreased to $646.8 million for the year ended December 31, 2000, from $686.8 million for 1999, as management continued to concentrate its efforts on increasing the level of core accounts as a percentage of overall deposits. The increase in the average balance of NOW and money market demand and savings accounts, along with the increase in the average balance of non-interest-bearing deposits, reflected this strategy. The average balance of these core accounts totaled $568.8 million for the year ended December 31, 2000, as compared to $563.0 million for 1999. Average core deposits to total average deposits improved to 46.8% for 2000 from 45.0% for 1999. The average interest cost on all deposits for 2000 was 3.95%, as compared to 3.78% for 1999. Non-interest-bearing accounts averaged $48.6 million for 2000, up from $44.8 million for 1999.

     Interest on borrowed funds for the year ended December 31, 2000, increased $13.1 million, or 73.8%, to $30.9 million, compared to $17.8 million for 1999. The increase in the average balance of borrowed funds for 2000 to $503.4 million, from $325.5 million, was attributable to management's continuing strategy to fund earning asset growth through the use of borrowed funds, where accretive to earnings. The Company will continue to evaluate leveraged growth opportunities as market conditions allow. The average interest cost of borrowed funds was 6.14% for the year ended December 31, 2000, compared with 5.46% for 1999.

     NET INTEREST INCOME. Net interest income decreased $465,000, or 0.8%, to $57.9 million for the year ended December 31, 2000, compared to $58.4 million for 1999. The decrease was due to the changes in interest income and interest expense described above. Net interest spread, defined as the difference between the average yield on average interest-earning assets and average interest-bearing liabilities, decreased 13 basis points to 2.33% in 2000, from 2.46% in 1999. This decrease was due to an increase in the cost of interest-bearing liabilities to 4.72% for the year ended December 31, 2000, from 4.25% in 1999, partially offset by an increase in the yield on interest-earning assets to 7.05%, from 6.71% for the same respective periods. The net interest margin, defined as net interest income divided by the average total interest-earning assets, decreased 18 basis points to 2.99% in 2000, compared to 3.17% in 1999.

     PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $209,000, or 12.7%, to $1.4 million for the year ended December 31, 2000, compared to $1.7 million for 1999. The provision was based upon management's review and evaluation of the loan portfolio, level of delinquencies, general market and economic conditions, and asset classification review. The allowance for loan losses represented 1.03% of total loans, or 5.17x non-performing loans at December 31, 2000, compared with 1.07% of total loans, or 4.10x non-performing loans at December 31, 1999. In management's opinion, the allowance for loan losses, totaling $12.3 million, is adequate to cover losses inherent in the portfolio at December 31, 2000.

     NON-INTEREST INCOME. Non-interest income, consisting primarily of deposit product fees, loan servicing fees and gains and losses on loans and securities sold, decreased $1.4 million, or 37.5%, to $2.3 million for the year ended December 31, 2000, compared to $3.6 million for 1999. Net losses on loans and securities available for sale totaled $876,000 for the year ended December 31, 2000, as compared to net gains totaling $684,000 for 1999. The losses were taken in response to the increase in short-term interest rates during 2000, making certain fixed-rate loans and securities less profitable while the cost of funds increased. The Company used the proceeds from the sale of lower-yielding investments to fund loan growth and the Company's share repurchase program and repay higher-cost borrowings. Future sales of loans and securities and related gains and losses are dependent on market conditions, as well as the Company's liquidity and risk management needs.

     Other income, net increased by $296,000, or 65.9%, to $745,000 for 2000, compared with $449,000 for 1999, primarily as a result of reduced REO expenses totaling $74,000 in 2000, compared with $381,000 for 1999. Foreclosed assets totaled $257,000 at December 31, 2000, and consisted of two residential properties, one of which is under contract for sale.

     NON-INTEREST EXPENSE. Non-interest expense increased $122,000, or 0.5%, to $24.7 million for the year ended December 31, 2000, compared to $24.6 million for 1999. Compensation and benefits expense increased $987,000, or 7.2%, primarily as a result of increased healthcare and other benefits expenses. This increase was partially offset by a $507,000, or 66.3%, reduction in deposit
                               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES  11
insurance costs resulting from a change in the FDIC assessment rate, as well as reduced supervisory costs resulting from the Bank's conversion to a state-chartered savings bank in January 2000, and non-recurring acquisition integration costs recorded in 1999.

     Non-interest expense (excluding goodwill amortization) divided by average assets fell to 1.22% for the year ended December 31, 2000, from 1.26% for the prior year. The efficiency ratio (non-interest expense divided by the sum of net interest income plus non-interest income, excluding gains and losses on the sale of loans and securities) increased slightly to 40.41% for 2000, from 40.04% in 1999. The Company expects non-interest expense to increase moderately in future periods due to the planned introduction of Internet banking and the implementation of teller/platform automation in its retail branches in 2001.

COMPARISON OF OPERATING RESULTS FOR THE YEARS
ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     RESULTS OF OPERATIONS. Net income for the year ended December 31, 1999 was $23.7 million, or $0.60 basic and $0.59 diluted earnings per share. This represented an increase of $4.2 million, or 21.3%, over the net income of $19.5 million reported for 1998. Basic and diluted earnings per share in 1998 were $0.46. Earnings for the year ended December 31, 1998, excluding the one-time merger-related charge of $1.7 million (net of tax), were $21.2 million, with basic and diluted earnings per share of $0.51 and $0.50, respectively. In addition to the one-time merger-related charge, 1998 was also affected by two other non-recurring items. The Bank realized an after-tax gain of $687,000 on the sale of deposits and an after-tax charge of $149,000 in conjunction with a voluntary retirement incentive program. Net income for 1998, excluding these three items, was $20.7 million, with basic and diluted earnings per share of $0.49 and $0.48, respectively.

     INTEREST INCOME. Interest income increased $4.2 million, or 3.5%, to $123.4 million for the year ended December 31, 1999, compared to $119.2 million for 1998. Interest on loans increased $7.2 million, or 11.8%, to $68.7 million for 1999, as compared to $61.4 million for 1998. The increase was primarily due to loan originations exceeding principal repayments and sales. The average balance of the loan portfolio for the year ended December 31, 1999 increased to $935.0 million, from $792.2 million for 1998, while the average yield on the portfolio decreased to 7.34% for 1999, from 7.75% for 1998. Although interest rates increased in 1999, the yield on the portfolio declined during the year as the rates on principal repayments had exceeded the rates on new loan originations. In addition, a decrease in interest rates in the first quarter of 1999 as compared with the first quarter of 1998 negatively affected the yield on adjustable-rate mortgage loans repricing during that time period.

     Interest on investment securities and MBS, including those classified as available for sale, decreased $3.0 million, or 5.2%, to $54.7 million for the year ended December 31, 1999, compared to $57.7 million for 1998. The average balance of the investment and MBS portfolios totaled $904.7 million, with an average yield of 6.05% for the year ended December 31, 1999, while the portfolios' average balance was $898.2 million with an average yield of 6.43% for the year ended December 31, 1998. Rates on investment securities were negatively affected as higher yielding investments were called and rates on replacement securities were lower than the rates on the securities that were called. The yield on the MBS portfolio was also negatively affected as higher rate underlying loans prepaid. Due to market interest rates, new purchases had a lower yield than the MBS in the portfolio in 1998.

     INTEREST EXPENSE. Interest expense decreased $380,000, or 0.5%, to $65.0 million for the year ended December 31, 1999, compared to $65.4 million for 1998. Interest expense on deposits decreased $5.6 million, or 10.7%, to $47.2 million for 1999, compared to $52.9 million for 1998. Management continued to concentrate its efforts on increasing the level of core accounts as a percentage of overall deposits. The increase in the average balance of NOW, money market and savings accounts, along with the increase in the average balance of non-interest-bearing deposits, reflected this strategy. The average balance of these core accounts totaled $563.0 million for the year ended December 31, 1999, compared to $521.2 million for 1998. The outflow of certificate accounts contributed to a lower cost of funds in 1999. The average interest cost on all deposits for the year ended December 31, 1999 was 3.78%, compared to 4.26% for the same period in 1998. Non-interest-bearing accounts averaged $44.8 million for the year ended December 31, 1999, up from $35.3 million for 1998. The average balance of certificates of deposit decreased to $686.8 million for the year ended December 31, 1999, from $719.6 million for 1998, due primarily to the sale of higher rate deposits in a branch sold in the first quarter of 1998 and to management's reduction in the interest rates offered to maturing certificate customers. The average cost of certificates for the year ended December 31, 1999 was 4.94%, as compared to 5.48% for the same period in 1998.

     Interest on borrowed funds for the year ended December 31, 1999 increased $5.3 million, or 42.0%, to $17.8 million, compared to $12.5 million for 1998.
The increase in the average balance of borrowed funds for 1999 to $325.5 million, from $217.1 million, was attributable to management's continuing strategy to fund earning-asset growth through the use of borrowed funds, where accretive to earnings, and to use borrowed funds to mitigate the outflow of certificate of deposit accounts. Offsetting the increase in the average balance of borrowed funds was the reduced interest cost of 5.46% for the year ended December 31, 1999, down from 5.77% for 1998.

     NET INTEREST INCOME. Net interest income increased $4.6 million, or 8.5%, to $58.4 million for the year ended December 31, 1999, compared to $53.8 million for 1998. The increase was due to the changes in interest income and interest expense described above. Net interest spread increased one basis point to 2.46% in 1999, from 2.45% in 1998. The cost of interest-bearing liabilities declined to 4.25% for the year ended December 31, 1999, from 4.60% in 1998. The yield on interest-earning assets was 6.71% for 1999, compared with 7.05% for 1998. The net interest margin decreased one basis point to 3.17% in 1999, compared to 3.18% in 1998.

12  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased $181,000, or 12.3%, to $1.7 million for the year ended December 31, 1999, compared to $1.5 million for 1998. The increase in the provision was primarily due to the net growth and change in composition of the loan portfolio. Net loans increased $161.4 million for 1999. The provision was based upon management's review and evaluation of the loan portfolio, level of delinquencies, general market and economic conditions, and asset classification review.

     NON-INTEREST INCOME. Non-interest income decreased $1.1 million, or 22.7%, to $3.6 million for the year ended December 31, 1999, compared to $4.7 million for 1998. The primary reason for the overall decrease in non-interest income was recognition of a $1.1 million non-recurring pretax gain on the sale of deposits in 1998. Fees and service charges increased $182,000, or 7.9%, to $2.5 million for the year ended December 31, 1999, compared to $2.3 million for 1998. The increase was due primarily to fees generated on a higher number of demand deposit accounts. Net gain on loans and securities available for sale decreased $26,000, or 3.7%, to $684,000 for the year ended December 31, 1999, as compared to $710,000 for 1998.

     NON-INTEREST EXPENSE. Non-interest expense decreased $2.0 million, or 7.6%, to $24.6 million for the year ended December 31, 1999, compared to $26.6 million for 1998. The decrease was mainly attributable to the merger-related charge of $2.1 million included in general and administrative expenses in 1998. This charge resulted from the Pulse acquisition and consisted primarily of professional fees and services. The increase in non-interest expense, excluding the Pulse charge, was $79,000, or 0.3%. Excluding the 1998 merger-related charge, non-interest expense (excluding goodwill amortization) divided by average assets fell to 1.26% for the year ended December 31, 1999, from 1.35% for 1998. Excluding the 1998 merger-related charge, the efficiency ratio improved to 40.04% for 1999, from 43.35% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is a measure of its ability to generate sufficient cash flows to meet all of its current and future financial obligations and commitments. The Company's primary sources of funds are deposits; proceeds from principal and interest payments on loans and MBS; sales of loans, MBS and investments available for sale; maturities of investment securities and short-term investments; and, to an increasing extent, borrowed funds. While maturities and scheduled amortization of loans and MBS are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

     The primary investing activity of the Company is the origination of loans. During the years ended December 31, 2000, 1999 and 1998, the Company originated loans in the amounts of $329.2 million, $351.5 million and $347.6 million, respectively. The Company also purchased loans and mortgage-backed and investment securities. Purchases of mortgage loans totaled $87.8 million, $57.5 million and $26.8 million in 2000, 1999 and 1998, respectively. Purchases of MBS totaled $153.9 million, $372.9 million and $398.8 million in 2000, 1999 and 1998, respectively. Purchases of investment securities totaled $66.7 million, $131.4 million and $312.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Other investing activities include investment in Federal Home Loan Bank of New York ("FHLB-NY") stock. The investing activities were funded primarily by principal repayments on loans and MBS of $329.4 million, $441.9 million and $445.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, proceeds from sales, calls, and maturities of mortgage-backed and investment securities totaling $247.3 million, $384.9 million and $354.5 million for 2000, 1999 and 1998, respectively, provided additional liquidity. Liquidity was also provided through the sale of loans totaling $9.8 million, $7.2 million and $14.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company has several other sources of liquidity, including FHLB-NY advances. At December 31, 2000, such advances totaled $81.0 million, of which $25.0 million are due in 2001. If necessary, the Company has additional borrowing capacity with the FHLB-NY, including an available overnight line of credit of up to $50.0 million. The Company also had other borrowings that provided additional liquidity, totaling $425.0 million at December 31, 2000, $200.0 million of which are due in 2001. Other sources of liquidity are unpledged investment and mortgage-backed securities available for sale, with an amortized cost totaling $233.3 million at December 31, 2000.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2000, the Company had commitments to originate and purchase mortgage loans of $100.0 million and commitments to purchase mortgage-backed and investment securities of $8.9 million. The Company is obligated to pay $1.8 million under its lease agreements for branch and administrative facilities, of which $447,000 is due in 2001. Certificates of deposit which are scheduled to mature in one year or less totaled $516.1 million at December 31, 2000. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and notes presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.



                               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES  13

MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit activities. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management actively monitors and manages its interest rate risk exposure.

     The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company seeks to minimize the vulnerability of its operations to changes in interest rates. The Company's Board of Directors reviews the Company's interest rate risk position quarterly. The Company's Asset/Liability Committee is comprised of the Company's senior management under the direction of the Board of Directors, with senior management responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company's net interest income, the market value of the portfolio and the effect that changes in interest rates will have on the Company's portfolio and its exposure limits. In addition, the Company has established an Asset/Liability Strategy Committee, a subcommittee of the Asset/Liability Committee, which is charged with establishing and maintaining a monitoring system for all marketing initiatives, providing management reports, and formulating and recommending strategies to the Asset/Liability Committee.

     The Company utilizes the following strategies to manage interest rate risk:
(1) emphasizing the origination and retention of fixed-rate mortgage loans having terms to maturity of not more than 22 years, adjustable-rate loans and consumer loans consisting primarily of home equity loans and lines of credit;
(2) selling substantially all fixed-rate conforming mortgage loans with terms of 30 years without recourse and on a servicing-retained basis; (3) investing primarily in adjustable-rate and short average-life MBS, which may generally bear lower yields as compared to longer-term investments, but which better position the Company for increases in market interest rates, and holding the majority of these securities as available for sale and (4) also investing in U.S. government and agency securities that have call features which, historically, have significantly decreased the duration of such securities. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments, but may do so in the future to mitigate interest rate risk.

     The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk ("IRR") model which measures IRR by projecting the change in net interest income ("NII") and the economic value of equity ("EVE") over a range of interest rate scenarios. The EVE is defined as the current market value of assets, minus the current market value of liabilities, plus or minus the current value of off-balance sheet items.

     The greater the potential change, positive or negative, in NII or EVE, the more interest rate risk is assumed to exist within the institution. The following table lists the Company's percentage change in NII and EVE assuming an immediate change of plus or minus of up to 200 basis points from the level of interest rates at December 31, 2000 and 1999, as calculated by the Company.

       Change in                Percentage Change             Percentage Change
    Interest Rates                   in NII                        in EVE
    in Basis Points             ------------------------------------------------
     (Rate Shock)               2000       1999               2000       1999
--------------------------------------------------------------------------------
         +200                     -4        -32                -18        -34
         +100                     -2        -15                 -8        -15
        Static                    --         --                 --         --
         -100                     -3         12                 -2         17
         -200                     -9         19                -10         21

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NII and EVE requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the model presented assumes that the composition of the Company's interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities and also does not consider the Company's strategic plans.
Accordingly, although the EVE and NII models provide an indication of the Company's IRR exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.


14  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31,                                                                                               2000                1999
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share amounts)
ASSETS
Cash and due from banks                                                                              $   14,069          $   11,532
Federal funds sold                                                                                       21,050              19,075
-----------------------------------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                                                       35,119              30,607
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost                                              19,643              18,100
Investment securities available for sale                                                                234,970             213,590
Mortgage-backed securities available for sale                                                           447,022             575,159
Loans receivable, net                                                                                 1,184,802           1,016,116
Interest and dividends receivable                                                                        13,481              12,278
Premises and equipment, net                                                                              16,092              16,503
Excess of cost over fair value of net assets acquired                                                     6,259               7,106
Other assets                                                                                             11,321              15,237
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                      $1,968,709          $1,904,696
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                                             $1,219,336          $1,213,724
Borrowed funds                                                                                          505,955             422,000
Advances by borrowers for taxes and insurance                                                             9,154               8,385
Other liabilities                                                                                        12,101              16,007
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                                  1,746,546           1,660,116
-----------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY
Preferred stock; authorized 10,000,000 shares; issued and outstanding--none                                  --                  --
Common stock, $.01 par value, 85,000,000 shares authorized;
   43,106,742 and 32,749,994 shares issued and outstanding in 2000 and
   43,106,742 and 38,443,350 shares issued and outstanding in 1999                                          430                 431
Paid-in capital                                                                                         201,264             200,781
Retained earnings                                                                                       132,537             117,922
Accumulated other comprehensive loss                                                                     (8,534)            (17,302)
Common stock acquired by the Employee Stock Ownership Plan (ESOP)                                       (11,238)            (12,156)
Common stock acquired by the Recognition and Retention Plan (RRP)                                        (2,788)             (3,867)
Treasury stock (10,288,827 and 4,628,604 common shares in 2000 and 1999, respectively)                  (89,508)            (41,229)
-----------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                           222,163             244,580
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                                        $1,968,709          $1,904,696
===================================================================================================================================

See accompanying notes to the consolidated financial statements.


                               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES  15

Consolidated Statements of Income

Year Ended December 31,                                                          2000                 1999                1998
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data) INTEREST INCOME:
   Loans                                                                     $ 84,174             $ 68,656            $ 61,431
   Investment and mortgage-backed securities held to maturity                      --                   --              22,806
   Investment and mortgage-backed securities available for sale                52,615               54,732              34,936
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                    136,789              123,388             119,173
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits:
   NOW and money market demand                                                  9,452                9,395               9,008
   Savings                                                                      3,744                3,931               4,431
   Certificates of deposit                                                     34,783               33,900              39,429
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest expense--deposits                                          47,979               47,226              52,868
   Borrowed funds                                                              30,893               17,780              12,518
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                    78,872               65,006              65,386
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                       57,917               58,382              53,787
Provision for loan losses                                                       1,441                1,650               1,469
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                       56,476               56,732              52,318
-----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
   Fees and service charges                                                     2,400                2,498               2,316
   Net (loss) gain on sales of loans and securities                              (876)                 684                 710
   Other, net                                                                     745                  449               1,670
-----------------------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                                  2,269                3,631               4,696
-----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE:
   Compensation and benefits                                                   14,685               13,698              13,604
   Occupancy                                                                    2,312                2,225               2,119
   Equipment                                                                    1,692                1,672               1,946
   Advertising                                                                  1,102                1,086                 978
   Federal deposit insurance premium                                              258                  765                 759
   Amortization of intangibles                                                    847                  850                 850
   General and administrative                                                   3,782                4,260               6,321
-----------------------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                                24,678               24,556              26,577
-----------------------------------------------------------------------------------------------------------------------------------
     Income before income tax expense                                          34,067               35,807              30,437
Income tax expense                                                             11,099               12,155              10,944
-----------------------------------------------------------------------------------------------------------------------------------
     Net income                                                              $ 22,968             $ 23,652            $ 19,493
===================================================================================================================================
Basic earnings per share                                                        $0.69                $0.60               $0.46
===================================================================================================================================
Diluted earnings per share                                                      $0.68                $0.59               $0.46
===================================================================================================================================
Weighted average shares outstanding--Basic                                 33,436,961           39,464,227          41,983,776
===================================================================================================================================
Weighted average shares outstanding--Diluted                               33,755,431           40,207,600          42,694,287
===================================================================================================================================

See accompanying notes to the consolidated financial statements.


16   FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

                                                                          Accumulated     Common     Common              Total
                                                                                Other      Stock      Stock              Stock-
                                         Common    Paid-In    Retained  Comprehensive   Acquired   Acquired   Treasury   holders'
                                          Stock    Capital    Earnings  Income (Loss)    by ESOP     by RRP      Stock   Equity
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Balance at December 31, 1997               $470    $59,348    $101,186         $1,295      $(546)     $(183)  $(16,677)  $144,893
Comprehensive income:
  Net income for the year ended
    December 31, 1998                        --         --      19,493            --          --         --         --     19,493
  Other comprehensive income:
    Unrealized holding gains arising
      during the period (net of tax
      of $898)                               --         --          --          1,595         --         --         --      1,595
    Reclassification adjustment for
      gains in net income (net of tax
      of $(221))                             --         --          --           (392)        --         --         --       (392)
                                                                                                                         --------
Total comprehensive income                                                                                                 20,696
                                                                                                                         --------
Cash dividends declared ($0.15 per share)    --         --      (7,250)            --         --         --         --     (7,250)
Equity adjustment for conforming
  of annual reporting periods                --         --        (828)            --         --         --         --       (828)
Net proceeds from stock offering
  and conversion                             --    162,232          --             --         --         --         --    162,232
Adjustment for reorganization
  of Mutual Holding Company                  --      1,577          --             --         --         --         --      1,577
Exercise of stock options                    11      1,581          --             --         --         --         --      1,592
Purchase of stock for ESOP                   --         --          --             --    (13,240)        --         --    (13,240)
Purchases of treasury stock                  --         --          --             --         --         --    (10,728)   (10,728)
Retirement of treasury stock                (50)   (23,691)         --             --         --         --     23,741         --
Amortization of RRP                          --         --          --             --         --        104         --        104
Amortization of ESOP                         --         58          --             --        713         --         --        771
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                431    201,105     112,601          2,498    (13,073)       (79)    (3,664)   299,819
Comprehensive income:
  Net income for the year ended
    December 31, 1999                        --         --      23,652            --          --         --         --     23,652
  Other comprehensive loss:
    Unrealized holding losses arising
      during the period (net of tax
      of $(10,882))                          --         --          --        (19,346)        --         --         --    (19,346)
    Reclassification adjustment for
      gains in net income (net of tax
      of $(255))                             --         --          --           (454)        --         --         --       (454)
                                                                                                                         --------
Total comprehensive income                                                                                                  3,852
                                                                                                                         --------
Cash dividends declared ($0.37 per share)    --         --     (14,392)            --         --         --         --    (14,392)
Exercise of stock options                    --          6      (3,283)            --         --         --      4,766      1,489
Purchase and retirement of common stock      --       (299)         --             --         --         --         --       (299)
Purchases of treasury stock                  --         --          --             --         --         --    (48,035)   (48,035)
Transfer of treasury stock to RRP            --         --        (656)            --         --     (5,048)     5,704         --
Amortization of RRP                          --         66          --             --         --      1,260         --      1,326
Amortization of ESOP                         --        (97)         --             --        917         --         --        820
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                431    200,781     117,922        (17,302)   (12,156)    (3,867)   (41,229)   244,580
Comprehensive income:
  Net income for the year ended
    December 31, 2000                        --         --      22,968             --         --         --         --     22,968
  Other comprehensive income:
    Unrealized holding gains arising
      during the period (net of tax
      of $4,749)                             --         --          --          8,184         --         --         --      8,184
    Reclassification adjustment for
      losses in net income (net of tax
      of $314)                               --         --          --            584         --         --         --        584
                                                                                                                         --------
Total comprehensive income                                                                                                 31,736
                                                                                                                         --------
Cash dividends declared ($0.24 per share)    --         --      (8,072)            --         --         --         --     (8,072)
Exercise of stock options                    --         --        (224)            --         --         --        367        143
Tax benefit on stock options                 --        655          --             --         --         --         --        655
Purchase and retirement of common stock      (1)      (278)         --             --         --         --         --       (279)
Purchases of treasury stock                  --         --          --             --         --         --    (48,646)   (48,646)
Amortization of RRP                          --         35          --             --         --      1,079         --      1,114
Amortization of ESOP                         --         71         (57)            --        918         --         --        932
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000               $430   $201,264    $132,537        $(8,534)  $(11,238)   $(2,788)  $(89,508)  $222,163
==================================================================================================================================

See accompanying notes to the consolidated financial statements.


                               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES  17

Consolidated Statements of Cash Flows


Year Ended December 31,                                                                    2000              1999             1998
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $   22,968        $   23,652       $   19,493
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation of premises and equipment                                               1,339             1,406            1,240
     Amortization of excess of cost over fair value of assets acquired                      847               850              850
     Amortization of ESOP                                                                   932               820              771
     Amortization of RRP                                                                  1,079             1,260              104
     Provision for loan losses                                                            1,441             1,650            1,469
     Provision for losses on real estate owned                                               --                28              122
     Net loss (gain) on sales of loans and securities                                       876              (684)            (710)
     Loans originated for sale                                                          (10,041)           (7,259)         (14,386)
     Proceeds from sales of mortgage loans available for sale                             9,786             7,234           14,483
     Net gain on sales of real estate owned                                                 (14)               (1)            (153)
     Net amortization of premiums and accretion of discounts and deferred fees              387              (168)           1,869
     (Increase) decrease in interest and dividends receivable                            (1,203)            1,278           (1,090)
     Tax benefit on stock options                                                           655                --               --
     Increase (decrease) in other liabilities                                             1,901            (5,173)           5,353
     (Increase) decrease in other assets                                                 (1,356)            2,720           (2,002)
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                         29,597            27,613           27,413
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales and calls of investment securities available for sale             52,979           144,123          140,727
   Proceeds from sales of mortgage-backed securities available for sale                 194,330           240,788           78,752
   Proceeds from sales of real estate owned                                                 523             2,375            3,443
   Purchases of investment securities available for sale                                (66,684)         (131,356)        (226,583)
   Purchases of mortgage-backed securities available for sale                          (153,921)         (372,883)        (393,292)
   Purchases of investment securities                                                        --                --          (85,501)
   Maturities of investment securities                                                       --                --          135,010
   Purchases of mortgage-backed securities                                                   --                --           (5,541)
   Principal payments on mortgage-backed securities                                      91,839           203,929          229,144
   Origination of loans                                                                (319,149)         (344,286)        (333,166)
   Purchases of mortgage loans                                                          (87,829)          (57,459)         (26,784)
   Principal repayments on loans                                                        237,588           237,927          216,549
   Purchase of FHLB-NY stock                                                             (1,543)           (5,248)          (2,032)
   Purchases of premises and equipment                                                     (928)           (1,428)          (3,435)
   Proceeds from sale of fixed assets                                                        --                --              124
------------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                            (52,795)          (83,518)        (272,585)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from stock offering                                                          --                --          163,809
   Purchase of ESOP shares                                                                   --                --          (13,240)
   Equity adjustment for conforming of annual reporting periods                              --                --             (828)
   Stock options exercised                                                                  143             1,489            1,592
   Cash dividends paid                                                                  (13,844)           (8,620)          (7,250)
   Net increase (decrease) in deposits                                                    5,612           (54,395)          40,815
   Net (decrease) increase in short-term borrowed funds                                 (10,000)           25,000               --
   Proceeds from borrowed funds                                                         521,000           310,000          181,675
   Repayment of borrowed funds                                                         (427,045)         (177,675)        (103,665)
   Net increase in advances by borrowers for taxes and insurance                            769             1,416              720
   Purchases of treasury stock                                                          (48,646)          (48,035)         (10,728)
   Purchase and retirement of common stock                                                 (279)             (299)              --
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                         27,710            48,881          252,900
------------------------------------------------------------------------------------------------------------------------------------
       Net increase (decrease) in cash and cash equivalents                               4,512            (7,024)           7,728
Cash and cash equivalents at beginning of year                                           30,607            37,631           29,903
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                             $   35,119        $   30,607       $   37,631
====================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                        $   78,096        $   63,251       $   64,906
     Income taxes                                                                        11,360            15,332            8,106
   Non cash investing and financing activities for the year:
     Transfer of loans to real estate owned                                                 300             1,415            3,349
     Transfer of investment and mortgage-backed securities
       from held to maturity to available for sale                                           --                --          361,191
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.


18  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies used in preparation of the accompanying consolidated financial statements of First Sentinel Bancorp, Inc. and Subsidiaries (the "Company").

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements are comprised of the accounts of the Company and its wholly-owned subsidiary, First Savings Bank (the "Bank") and the Bank's wholly-owned subsidiaries, FSB Financial Corp. and 1000 Woodbridge Center Drive, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

     On December 18, 1998, the Company acquired Pulse Bancorp, Inc. ("Pulse"). Each share of Pulse was converted into 3.764 shares of the Company's common stock. A total of 12,066,631 shares were issued, including 800,000 treasury stock shares, to complete the transaction. The acquisition has been accounted for under the pooling-of-interests method of accounting and accordingly, the Company's consolidated financial statements include the accounts and activity of Pulse for all periods presented. Prior to the combination, Pulse's fiscal year ended on September 30. In recording the transaction, Pulse's results of operations for fiscal year ended September 30, 1998 were combined with the Company's calendar year. Pulse's results of operations through December 31, 1998 were included as an adjustment in the consolidated statements of stockholders' equity. As part of the merger, Pulse adopted the Company's reporting period, and an $828,000 reduction was made to stockholders' equity to include Pulse's operations for the three months ended December 31, 1998.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties.

COMPREHENSIVE INCOME

     Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale.

     Comprehensive income is presented in the consolidated statements of stockholders' equity.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, amounts due from depository institutions and federal funds sold. Generally, federal funds sold are sold for a one-day period.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

     Management determines the appropriate classification of investment and mortgage-backed securities as either available for sale, held to maturity, or trading at the purchase date. Securities available for sale include debt, mortgage-backed and marketable equity securities that are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions. These securities are reported at fair value with unrealized gains and losses, net of tax, included as a separate component of stockholders' equity. Upon realization, such gains and losses are included in earnings using the specific identification method.

     Trading account securities are adjusted to market value through earnings. Gains and losses from adjusting trading account securities to market value and from the sale of these securities are included in non-interest income.

     Investment securities and mortgage-backed securities, other than those designated as available for sale or trading, are carried at amortized historical cost and consist of those securities for which there is a positive intent and ability to hold to maturity. All securities are adjusted for amortization of premiums and accretion of discounts using the level-yield method over the estimated lives of the securities.

FEDERAL HOME LOAN BANK OF NEW YORK STOCK

     The Bank, as a member of the FHLB-NY, is required to hold shares of capital stock in the FHLB-NY in an amount equal to 1% of the Bank's outstanding balance of residential mortgage loans or 5% of its outstanding advances from the FHLB-NY, whichever is greater.

LOANS RECEIVABLE, NET

     Loans receivable, other than loans available for sale, are stated at the unpaid principal balance, net of premiums, unearned discounts, net deferred loan origination and commitment fees, and the allowance for loan losses.

     Loans are classified as non-accrual when they are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collectibility. If, however, a loan meets the above criteria, but a current appraisal of the property indicates that the total outstanding balance is less than 55% of the appraised value and in the process of collection, the loan is not classified as non-accrual. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest received on non-accrual loans is generally credited to interest income for the current period. If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status. Discounts are accreted and premiums amortized to income using the level-yield method over the estimated lives of the loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield

                               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES  19
method over the contractual life of the individual loans, adjusted for actual prepayments.

     The Company has defined the population of impaired loans to be all non-accrual commercial real estate, multi-family and land loans. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. Income recognition policies for impaired loans are the same as non-accrual loans.

     Loans available for sale are carried at the lower of cost or market using the aggregate method. Valuation adjustments, if applicable, are reflected in current operations. Gains and losses on sales are recorded using the specific identification method. Management determines the appropriate classification of loans as either held to maturity or available for sale at origination, in conjunction with the Company's overall asset/liability management strategy.

     The majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, as with most financial institutions in the market area, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio and real estate owned is susceptible to changes in market conditions.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is based on management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, review of individual loans for adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and consideration of current economic conditions.

     Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged off. The allowance is reduced by loan charge-offs.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

REAL ESTATE OWNED, NET

     Real estate owned is recorded at the fair value at the date of acquisition, with a charge to the allowance for loan losses for any excess of cost over fair value. Subsequently, real estate owned is carried at the lower of cost or fair value, as determined by current appraisals, less estimated selling costs. Certain costs incurred in preparing properties for sale are capitalized, while expenses of holding foreclosed properties are charged to operations as incurred.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     The excess of cost over fair value of net assets acquired from the acquisition of deposits is amortized to expense over the expected life of the acquired deposit base (7 to 15 years) using the straight-line method. Management periodically reviews the potential impairment of the core deposit intangible asset on a non-discounted cash flow basis to assess recoverability. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down, representing the carrying amount of the intangible asset which exceeds the present value of the estimated expected future cash flows, would be recorded as a period expense.

PREMISES AND EQUIPMENT

     Premises and equipment, including leasehold improvements, are stated at cost, less accumulated amortization and depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, ranging from three years to forty years depending on the asset or lease. Repair and maintenance items are expensed and improvements are capitalized. Upon retirement or sale, any gain or loss is recorded to operations.

INCOME TAXES

     The Company accounts for income taxes according to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EMPLOYEE BENEFIT PLANS

     Pension plan costs, based on actuarial computation of current and future benefits for employees, are charged to expense and are funded based on the maximum amount that can be deducted for federal income tax purposes.

     The Company accrues the expected cost of providing health care and other benefits to employees subsequent to their retirement during the estimated service periods of the employees.

     The Company applies the "intrinsic value-based method" as described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. The Company has provided in the notes to the consolidated financial statements the pro forma disclosures as if the Company had adopted the fair value method of accounting for the issuance of stock options. Stock awarded to employees under the Company's Recognition and Retention plan is expensed by the Company over the awards' vesting period based upon the fair market value of the stock on the date of the grant. Stock committed to be released to employees under the Bank's ESOP plan is expensed at fair market value.


20  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net income by the daily average number of common shares outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued utilizing the treasury stock method. All share amounts exclude unallocated shares held by the ESOP. All share and per share amounts have been restated for the Reorganization described in Note 2 to the Consolidated Financial Statements.

(Dollars in thousands, except per share data):

Year Ended December 31,                      2000           1999           1998
--------------------------------------------------------------------------------
Net income                               $ 22,968       $ 23,652       $ 19,493
================================================================================
Basic weighted average common
  shares outstanding                   33,436,961     39,464,227     41,983,776
Plus:
  Dilutive stock options                  286,164        384,069        658,941
  Dilutive awards                          32,306        359,304         51,570
--------------------------------------------------------------------------------
Diluted weighted average
  common shares outstanding            33,755,431     40,207,600     42,694,287
================================================================================
Net income per common share:
  Basic                                     $0.69          $0.60          $0.46
  Diluted                                    0.68           0.59           0.46

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 and 1998 amounts to conform to the 2000 presentation.

(2)  REORGANIZATION AND STOCK ISSUANCE

     On April 8, 1998, the Company and First Savings Bancshares, MHC, completed a conversion and reorganization into the stock holding company structure and also completed the offering of the common stock of First Sentinel Bancorp, Inc., the new stock holding company of the Bank. Through a Subscription and Community Offering, the Company raised $165.6 million in gross proceeds. Shares of First Savings Bank were converted into shares of First Sentinel Bancorp, Inc. at an exchange ratio of 3.9133. A total of 16,550,374 shares were sold, and 14,820,016 shares were converted into First Sentinel Bancorp stock. All per share data has been restated for the 3.9133 conversion ratio.

(3)  INVESTMENT SECURITIES

     A summary of investment securities at December 31, is as follows (in thousands):

                                                  Gross        Gross   Estimated
                                 Amortized   unrealized   unrealized      market
2000                                  cost        gains       losses       value
--------------------------------------------------------------------------------
INVESTMENT SECURITIES
  AVAILABLE FOR SALE
U.S. Government and
  Agency obligations              $151,753         $106      $(2,710)   $149,149
State and political obligations     12,813            4         (366)     12,451
Corporate obligations               67,267          356       (4,743)     62,880
Equity securities                   10,817            8         (335)     10,490
--------------------------------------------------------------------------------
Total investment securities
  available for sale              $242,650         $474      $(8,154)   $234,970
 ===============================================================================

                                                  Gross        Gross   Estimated
                                 Amortized   unrealized   unrealized      market
1999                                  cost        gains       losses       value
--------------------------------------------------------------------------------
INVESTMENT SECURITIES
  AVAILABLE FOR SALE
U.S. Government and
  Agency obligations              $155,173         $ --      $(8,363)   $146,810
State and political obligations     16,976           --       (1,270)     15,706
Corporate obligations               45,917           --       (5,493)     40,424
Equity securities                   11,149           --         (499)     10,650
--------------------------------------------------------------------------------
Total investment securities
  available for sale              $229,215         $ --    $(15,625)    $213,590
================================================================================

     The cost and estimated fair value of debt investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations at par value without prepayment penalties.

                                                                       Estimated
                                                          Amortized       market
                                                               cost        value
--------------------------------------------------------------------------------
INVESTMENT SECURITIES AVAILABLE FOR SALE
Due in:
  Less than one year                                       $  7,069     $  7,043
  One to five years                                          78,835       78,554
  Five to ten years                                          74,196       73,503

  Greater than ten years                                     71,733       65,380
--------------------------------------------------------------------------------
                                                           $231,833     $224,480
================================================================================

     The realized gross gains and losses from sales are as follows:

Year Ended December 31,                            2000        1999        1998
--------------------------------------------------------------------------------
Gross realized gains                              $ 301       $ 247       $ 348
Gross realized losses                              (729)       (209)         (3)
--------------------------------------------------------------------------------
                                                  $(428)      $  38       $ 345
================================================================================

     Investment securities with an amortized cost of $122.8 million at December 31, 2000, are pledged as collateral for other borrowings. Pursuant to a collateral agreement with the FHLB-NY, all otherwise unpledged, qualifying investment securities, including those available for sale, are pledged to secure advances from the FHLB-NY (see Note 9).

(4)  MORTGAGE-BACKED SECURITIES

     A summary of mortgage-backed securities at December 31, is as follows (in thousands):

                                                  Gross        Gross   Estimated
                                 Amortized   unrealized   unrealized      market
2000                                  cost        gains       losses       value
--------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
  AVAILABLE FOR SALE
FHLMC                             $161,038         $388      $  (837)   $160,589
GNMA                                29,473          228          (91)     29,610
FNMA                                60,269           29         (917)     59,381
Collateralized mortgage
  obligations                      201,765           14       (4,337)    197,442
--------------------------------------------------------------------------------
Total mortgage-backed
   securities available for sale  $452,545         $659      $(6,182)   $447,022
================================================================================


                               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES  21

                                                  Gross        Gross   Estimated
                                 Amortized   unrealized   unrealized      market
1999                                  cost        gains       losses       value
--------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
  AVAILABLE FOR SALE
FHLMC                             $168,557         $226      $(1,746)   $167,037
GNMA                                58,018          477         (276)     58,219
FNMA                                86,540           47       (1,571)     85,016
Collateralized mortgage
  obligations                      273,453          276       (8,842)    264,887
--------------------------------------------------------------------------------
Total mortgage-backed
  securities available for sale   $586,568       $1,026     $(12,435)   $575,159
--------------------------------------------------------------------------------

     Collateralized mortgage obligations ("CMOs") issued by FHLMC, FNMA, GNMA and private interests amounted to $105.0 million, $23.5 million, $6.3 million and $62.6 million, respectively, at December 31, 2000, and $158.3 million, $27.2 million, $7.0 million and $72.4 million, respectively, at December 31, 1999. The privately-issued CMOs have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all such securities are "AAA" rated by one or more of the nationally recognized securities rating agencies. The privately-issued CMOs are subject to certain credit-related risks normally not associated with U.S. Government Agency CMOs. Among such risks is the limited loss protection generally provided by the various forms of credit enhancements as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the credit worthiness of the enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the CMO holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect the Company from losses and has, therefore, not provided an allowance for losses on its privately-issued CMOs.

     The realized gross gains and losses from sales are as follows (in thousands):

Year Ended December 31,                            2000         1999       1998
--------------------------------------------------------------------------------
Gross realized gains                            $   558      $ 1,387      $ 338
Gross realized losses                            (1,028)        (716)       (70)
--------------------------------------------------------------------------------
                                                $  (470)     $   671      $ 268
================================================================================

     Mortgage-backed securities with an amortized cost of $263,000 at December 31, 2000, were pledged as collateral to secure deposits held for municipalities within the State of New Jersey. Mortgage-backed securities with an amortized cost of $333.8 million at December 31, 2000, were pledged as collateral for other borrowings. Pursuant to a collateral agreement with the FHLB-NY, all otherwise unpledged, qualifying mortgage-backed securities are pledged to secure advances from the FHLB-NY (see Note 9). The contractual maturities of mortgage-backed securities generally exceed ten years, however, the effective lives are expected to be shorter due to prepayments of the underlying mortgages.

(5)  LOANS RECEIVABLE, NET

     A summary of loans receivable at December 31, is as follows (in thousands):

                                                           2000            1999
--------------------------------------------------------------------------------
LOANS RECEIVABLE
Real estate mortgages:
  One-to-four family                                $   879,578     $   774,858
  Multi-family and commercial                           144,151         109,320
  Home equity                                           114,152          98,324
--------------------------------------------------------------------------------
                                                      1,137,881         982,502
Real estate construction                                 60,452          54,889
Consumer                                                 16,121          16,638
--------------------------------------------------------------------------------
    Total loans receivable                            1,214,454       1,054,029
Loans in process                                        (19,161)        (27,999)
Net unamortized premium and deferred expenses             1,850           1,090
Allowance for loan losses                               (12,341)        (11,004)
--------------------------------------------------------------------------------
                                                        (29,652)        (37,913)
--------------------------------------------------------------------------------
     Loans receivable, net                          $ 1,184,802     $ 1,016,116
================================================================================

     Loans receivable included loans held for sale totaling $277,000 at December 31, 2000. There were no loans held for sale at December 31, 1999.

     The Company serviced loans for others in the amount of $75.8 million, $81.9 million and $87.6 million at December 31, 2000, 1999 and 1998, respectively. Related servicing income earned on loans serviced for others totaled $177,000, $202,000 and $237,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Loans in the amount of $3.3 million and $1.2 million were outstanding to directors and executive officers of the Company at December 31, 2000 and 1999, respectively. During 2000, new extensions of credit to directors and executive officers of the Company totaled $2.6 million and repayments by such persons totaled $500,000. The loans consist primarily of loans secured by mortgages on residential properties.

     The Company has pledged, under a blanket assignment, its unpledged and qualifying mortgage portfolio to secure advances from the FHLB-NY (see Note 9).

     A summary of non-performing assets at December 31, is as follows (in thousands):
                                                                2000        1999
--------------------------------------------------------------------------------
Non-accrual loans                                             $2,349      $2,356
Loans 90 days or more delinquent and still accruing               40         326
--------------------------------------------------------------------------------
  Total non-performing loans                                   2,389       2,682
Real estate owned (included in Other assets)                     257         466
--------------------------------------------------------------------------------
  Total non-performing assets                                 $2,646      $3,148
================================================================================

     At December 31, 2000 and 1999, the impaired loan portfolio totaled $170,000 and $42,000, respectively, for which general and specific allocations to the allowance for loan losses of $17,000 and $33,000 were identified at December 31, 2000 and 1999, respectively. The average balance of impaired loans during 2000, 1999 and 1998 was $195,000, $222,000 and $373,000, respectively.

22  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

     If interest income on non-accrual and impaired loans had been current in accordance with their original terms, approximately $193,000, $197,000 and $311,000 of interest income for the years ended December 31, 2000, 1999 and 1998, respectively, would have been recorded. Interest income recognized on non-accrual and impaired loans totaled $132,000, $108,000 and $145,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, there were no commitments to lend additional funds to borrowers whose loans are classified as non-performing.

     An analysis of the allowance for loan losses for the years ended December 31, is as follows (in thousands):

                                                   2000        1999        1998
--------------------------------------------------------------------------------
Balance at beginning of year                   $ 11,004    $  9,505     $ 8,454
Provision charged to operations                   1,441       1,650       1,469
--------------------------------------------------------------------------------
                                                 12,445      11,155       9,923
Charge-offs                                        (104)       (151)       (596)
Recoveries                                           --          --          28
Allowance activity of Pulse
  during conforming period, net                      --          --         150
--------------------------------------------------------------------------------
Balance at end of year                         $ 12,341    $ 11,004     $ 9,505
================================================================================

(6)  INTEREST AND DIVIDENDS RECEIVABLE

     A summary of interest and dividends receivable at December 31, is as follows (in thousands):

                                                               2000         1999
--------------------------------------------------------------------------------
Loans                                                       $ 6,351      $ 5,055
Investment securities                                         3,761        3,260
Mortgage-backed securities                                    3,369        3,963
--------------------------------------------------------------------------------
Interest and dividends receivable                           $13,481      $12,278
================================================================================

(7)  PREMISES AND EQUIPMENT, NET

     Premises and equipment at December 31, are summarized as follows (in thousands):

                                                               2000        1999
--------------------------------------------------------------------------------
Land                                                       $  3,870    $  3,870
Buildings and improvements                                   14,380      14,227
Leasehold improvements                                        1,281       1,361
Furnishings, equipment and automobiles                        8,424       7,788
Construction in progress                                        179          67
--------------------------------------------------------------------------------
                                                             28,134      27,313
Accumulated depreciation and amortization                   (12,042)    (10,810)
--------------------------------------------------------------------------------
Premises and equipment, net                                $ 16,092    $ 16,503
================================================================================

(8)  DEPOSITS

     Deposits at December 31, are summarized as follows (dollars in thousands):

                            2000                              1999
               -------------------------------   -------------------------------
                            Interest   Weighted              Interest  Weighted
                              rate      average                rate    average
                   Amount     ranges     rate       Amount    ranges     rate
--------------------------------------------------------------------------------
Non-interest-
  bearing
  demand         $ 51,739         --%      --%   $   43,744        --%      --%
NOW and
  money
  market          358,961   1.02-3.18     2.63      354,908     0-3.22     2.63
Savings           159,812   2.15-5.16     2.32      165,593     0-5.16     2.27
Certificates
  of deposit      648,824   2.96-7.72     5.72      649,479  2.96-7.72     4.96
--------------------------                       ----------
               $1,219,336     0-7.72%     4.12%  $1,213,724     0-7.72%    3.73%
================================================================================

     The scheduled maturities of certificates of deposit at December 31, 2000 are as follows (in thousands):

One year or less                                                        $516,149
After one to two years                                                    80,807
After two to three years                                                  17,046
After three to four years                                                 14,699
After four to five years                                                   9,361
After five years                                                          10,762
--------------------------------------------------------------------------------
                                                                        $648,824
================================================================================

     Included in deposits at December 31, 2000 and 1999 are $155.6 million and $154.2 million of deposits of $100,000 and over, and $444,000 and $414,000, respectively, of accrued interest payable on deposits.

(9)  BORROWED FUNDS

FEDERAL HOME LOAN BANK OF NEW YORK ADVANCES

     Advances from the FHLB-NY at December 31, are summarized as follows (dollars in thousands):

                                     2000                          1999
                             --------------------         ---------------------
                                         Weighted                      Weighted
                                          average                       average
                                         interest                      interest
Maturity                      Amount         rate           Amount         rate
--------------------------------------------------------------------------------
2000                         $    --          --%         $ 72,000         6.12%
2001                          25,000         6.64               --           --
2002                           5,000         6.88            5,000         6.58
2003                          15,000         5.68           25,000         5.14
2005                          25,000         5.85               --           --
2007                           5,955         7.32               --           --
2009                           5,000         5.52            5,000         5.52
-----------------------------------------               ----------
                             $80,955         6.21%        $107,000         5.88%
================================================================================


                               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES  23

     The Company has entered into FHLB-NY advances that have call features that may be exercised by the FHLB-NY, at par, at predetermined dates. Such advances totaled $30.0 million and $15.0 million at December 31, 2000 and 1999, respectively. The maximum amount of FHLB-NY advances outstanding at any month-end during the years ended December 31, 2000 and 1999 was $140.2 million and $139.3 million, respectively. The average amount of FHLB-NY advances outstanding during the years ended December 31, 2000 and 1999 was $99.1 million and $70.9 million, respectively. At December 31, 2000 and 1999, $5.0 million and $65.0 million, respectively, of FHLB-NY advances had adjustable rates.

     Advances from the FHLB-NY are secured by pledges of FHLB-NY stock of $19.6 million and $18.1 million at December 31, 2000 and 1999, respectively, and a blanket assignment of the Company's unpledged, qualifying mortgage loans, mortgage-backed securities and investment securities. Such loans and securities remain under the control of the Company.

     The Company has an available overnight line of credit with the FHLB-NY for a maximum of $50.0 million at December 31, 2000.

OTHER BORROWINGS

     The following is a summary of other borrowings at December 31, (dollars in thousands):

                                  2000                           1999
                        -------------------------     -------------------------
                                         Weighted                      Weighted
                                          average                       average
Contractual                              interest                      interest
Maturity                  Amount             rate       Amount             rate
--------------------------------------------------------------------------------
2000                    $     --              --%     $130,000             5.75%
2001                     200,000             6.58           --               --
2002                      10,000             5.08       30,000             5.49
2003                          --               --       10,000             4.70
2004                      60,000             5.82       60,000             5.82
2005                      65,000             6.03           --               --
2008                      35,000             5.09       55,000             5.12
2009                      30,000             5.64       30,000             5.64
2010                      25,000             6.47           --               --
-----------------------------------------            ----------
                        $425,000             6.16%    $315,000             5.58%
================================================================================

     Other borrowings consist of securities sold under agreements to repurchase. The maximum amount of other borrowings outstanding at any month-end during the years ended December 31, 2000 and 1999 was $440.0 million and $315.0 million, respectively. The average amount of other borrowings outstanding during the years ended December 31, 2000 and 1999 was $404.3 million and $254.6 million, respectively. Securities underlying other borrowings included mortgage-backed and investment securities, which had an amortized cost of $456.6 million and $344.8 million, and market values of $451.5 million and $335.7 million at December 31, 2000 and 1999, respectively. The securities underlying the other borrowing agreements are under the Company's control. At December 31, 2000 and 1999, $215.0 million and $180.5 million, respectively, of other borrowings are callable at par, at defined dates and at the lender's discretion prior to the contractual maturity of the borrowings.

(10) REGULATORY MATTERS

     Subject to applicable law, the Board of Directors of the Bank may provide for the payment of dividends. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital stock of the Bank will not be impaired and either the Bank will have a statutory surplus of not less than 50% of its capital stock or the payment of such dividend will not reduce the statutory surplus of the Bank.

     The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

     Institutions categorized as "undercapitalized" or worse are subject to certain restrictions on the payment of dividends and management fees, restrictions on asset growth and executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the regulatory agencies, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" it must generally be placed in receivership or conservatorship within 90 days. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio, as defined, of 2.0% or less.

     To be considered "well capitalized," an institution must generally have a leverage ratio (Tier 1 capital to average total assets), as defined, of at least 5.0%; a Tier 1 risk-based capital ratio, as defined, of at least 6.0%; and a total risk-based capital ratio, as defined, of at least 10.0%.

     Management believes that, as of December 31, 2000, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent FDIC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.


24  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

     The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2000, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a "well capitalized" institution (dollars in thousands):

                                                      FDIC Requirements
                                           -------------------------------------
                                           Minimum capital   For classification
                          Bank actual         adequacy       as well capitalized
                       ----------------    ---------------   -------------------
                         Amount   Ratio    Amount    Ratio       Amount   Ratio
--------------------------------------------------------------------------------
DECEMBER 31, 2000
Leverage (Tier 1)
  capital              $180,322    9.36%   $ 77,025    4.00%   $ 96,281    5.00%
Risk-based capital:
  Tier 1                180,322   17.91      40,273    4.00      60,409    6.00
  Total                 192,663   19.14      80,545    8.00     100,682   10.00

     The Bank converted its charter from a thrift to a stock savings bank effective January 28, 2000. Prior to the charter conversion, the Bank was subject to OTS regulation. Under the OTS regulations in effect at December 31, 1999, the Bank was required to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Tier 1 (core) capital to total adjusted assets of 3.0%; a minimum ratio of Tier 1 (core) capital to risk-weighted assets of 4.0%; and a minimum ratio of total (core and supplementary)  capital to  risk-weighted  assets of 8.0%.

     The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1999, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a "well capitalized" institution (dollars in thousands):

                                                     OTS Requirements
                                           -------------------------------------
                                           Minimum capital   For classification
                          Bank actual         adequacy       as well capitalized
                       ----------------    ---------------   -------------------
                         Amount   Ratio    Amount    Ratio       Amount   Ratio
--------------------------------------------------------------------------------
December 31, 1999
Tangible capital       $194,702   10.25%  $28,501     1.50%     $    --      --%
Tier 1 (core) capital   194,702   10.25    57,003     3.00       95,005    5.00
Risk-based capital:
  Tier 1                194,702   24.14    32,265     4.00       48,398    6.00
  Total                 204,796   25.39    64,531     8.00       80,663   10.00

(11) INCOME TAXES

     Income tax expense applicable to income for the years ended December 31, consists of the following (in thousands):

                                       2000              1999              1998
--------------------------------------------------------------------------------
FEDERAL:
   Current                         $ 11,388          $ 13,043          $ 11,273
   Deferred                            (514)             (974)             (727)
--------------------------------------------------------------------------------
                                     10,874            12,069            10,546
STATE:
   Current                              225                17               458
   Deferred                              --                69               (60)
--------------------------------------------------------------------------------
                                        225                86               398
--------------------------------------------------------------------------------
                                   $ 11,099          $ 12,155          $ 10,944
================================================================================

     A reconciliation between the effective income tax expense and the amount computed by multiplying the applicable statutory federal income tax rate for the years ended December 31, is as follows (in thousands):

                                                  2000         1999        1998
--------------------------------------------------------------------------------
Income before income taxes                    $ 34,067     $ 35,807     $30,437
Applicable statutory federal tax rate               35%          35%         35%
--------------------------------------------------------------------------------
Computed "expected" federal
  income tax expense                            11,923       12,532      10,653
Increase in federal income
  tax expense resulting from:
    State income taxes,
      net of federal benefit                       146           56         259
    Other items, net                              (970)        (433)         32
--------------------------------------------------------------------------------
                                              $ 11,099     $ 12,155     $10,944
================================================================================

     The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                2000        1999
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Provision for loan losses--book                              $ 4,319     $ 3,851
Unrealized loss on securities available for sale               4,669       9,732
Postretirement benefits                                          552         468

Tax depreciation less than book depreciation                     132         132
Excess pension expense                                           624         480
Stock awards                                                     154         162
Excess cost over fair value of net assets acquired               468         465
Other                                                            130          90
--------------------------------------------------------------------------------
  Total deferred tax assets                                   11,048      15,380
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
Provision for loan losses--tax                                   581         872
Deferred points                                                  742         175
Other                                                            111         170
--------------------------------------------------------------------------------
  Total deferred tax liabilities                               1,434       1,217
--------------------------------------------------------------------------------
    Net deferred tax asset                                   $ 9,614     $14,163
================================================================================

     Retained earnings at December 31, 2000 and 1999 includes approximately $18.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in federal tax law. At December 31, 2000 and 1999, the Company had an unrecognized tax liability of $6.5 million with respect to this reserve.

     Included in other comprehensive income is income tax expense (benefit) attributable to net unrealized gains (losses) on securities available for sale in the amounts of $5,063,000, $(11,137,000) and $677,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, income tax benefit of $655,000, $0 and $0 was recognized in 2000, 1999 and 1998, respectively, related to the exercise of non-qualified stock options.

                               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES  25

     Management has determined that it is more likely than not that it will realize the deferred tax assets based upon the nature and timing of the items listed above. There can be no assurances, however, that there will be no significant differences in the future between taxable income and pretax book income if circumstances change. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

(12) EMPLOYEE BENEFIT PLANS

     The Company is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit plan. All employees who attain the age of 21 years and complete one year of service are eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants are vested 100% upon the completion of five years of service. Pension expense (benefit) was $160,000, $(118,000) and $214,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Financial Institutions Retirement Fund does not segregate its assets, liabilities or costs by participating employer. Therefore, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the Company cannot be ascertained.

     The Company has a Supplemental Executive Retirement Plan ("SERP"), which provides post-employment supplemental retirement benefits to certain officers of the Company. The SERP is a non-qualified employee benefit plan.

     The Company has a non-pension postretirement benefit plan ("Other Benefits"), which provides certain healthcare benefits to eligible employees. The plan is unfunded as of December 31, 2000, and the obligation is included in Other liabilities as an accrued postretirement benefit cost.

     The following table shows the change in benefit obligation, the funded status for the SERP and other benefits, and (accrued cost) prepaid benefit at December 31, (in thousands):

                                           SERP               Other Benefits
                                   -------------------     ---------------------
                                      2000        1999        2000        1999
--------------------------------------------------------------------------------
Benefit obligation at
  beginning of year                $ 1,061     $ 1,040     $ 1,743     $ 1,646
Service cost                           104          92          63          81
Interest cost                           85          73          99         115
Actuarial loss (gain)                   78        (144)       (348)        (39)
Benefits paid                           --          --         (36)        (60)
--------------------------------------------------------------------------------
Benefit obligation at
  the end of the year              $ 1,328     $ 1,061     $ 1,521     $ 1,743
================================================================================

Funded status                      $(1,328)    $(1,061)    $(1,521)    $(1,743)
Unrecognized net
  actuarial loss (gain)                147          69         (61)        283
--------------------------------------------------------------------------------
Accrued benefit cost               $(1,181)    $  (992)    $(1,582)    $(1,460)
================================================================================
Weighted average
  assumptions as
  of December 31:
Discount rate                         7.50%       8.00%       7.50%       6.75%
Rate of compensation
  increase                            5.00%       5.00%       5.00%       5.00%

     Net periodic cost at December 31, includes the following components (in thousands):

                                      SERP                   Other Benefits
                             ----------------------     ------------------------
                             2000     1999     1998      2000      1999     1998
--------------------------------------------------------------------------------
Service cost                 $104     $ 92     $ 80     $  63      $ 81     $ 59
Interest cost                  85       73       60        99       115       87
Amortization of net
  actuarial loss (gain)        --       12        9        (4)       26       85
Amortization of prior
  service cost                 --       --       --        --        --       70
--------------------------------------------------------------------------------
Net periodic cost            $189     $177     $149     $ 158      $222     $301
================================================================================

     For measurement purposes, a five percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and all future years. Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

                                                            1 Percentage Point
                                                          ----------------------
                                                          Increase     Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest cost components      $  41       $  (31)
Effect on other benefits obligation                            355         (270)

     The Company also maintains an incentive savings plan for eligible employees. Employees may make contributions to the plan of 2% to 12% of their compensation. For the first 6% of the employee's contribution, the Company will contribute 25% of that amount to the employee's account. At the end of the plan year, the Company may make an additional contribution to the plan. The contributions under this plan were $89,000, $88,000 and $141,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

RECOGNITION AND RETENTION PLAN

     The Company maintains a Recognition and Retention Plan ("RRP") for the benefit of directors, officers and key employees of the Company. During 1996, the Board of Directors adopted an Omnibus Incentive Plan and awarded 21,780 RRP shares following approval by the OTS and stockholders. In 1998, the Board of Directors and stockholders approved the granting of 662,014 shares as RRP awards under the 1998 Stock-Based Incentive Plan ("1998 Plan"). As of December 31, 2000, the Company had granted 641,799 RRP shares under the 1998 Plan.

     RRP awards are granted in the form of shares of common stock held by the RRP. All RRP awards granted in 1996 have been paid out at December 31, 2000. RRP awards granted in 1998 are payable over a five-year period at a rate of 20% per year, commencing one year from the date of the award grant.

     Amortization of the RRP was $1,079,000, $1,260,000 and $104,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization in 2000 and 1999 included $151,000 and $202,000, respectively, in accelerated expense due to the deaths of two of the Company's directors.


26  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

EMPLOYEE STOCK OWNERSHIP PLAN

     The Company maintains an ESOP for eligible employees who have completed a twelve-month period of employment with the Company. ESOP shares were purchased in each of the Company's public offerings. Funds for the purchase of additional shares were borrowed from the Bank's parent, First Sentinel Bancorp. Shares purchased by the ESOP are held by a trustee for allocation among participants as the loan is repaid. The Company, at its discretion, contributes funds, in cash, to pay principal and interest on the ESOP loan. The number of shares of common stock released each year is proportional to the amount of principal and interest paid on the ESOP loan for the year. Dividends paid on unallocated ESOP shares are used to repay the loan. Unallocated ESOP shares are not considered outstanding for purposes of calculating earnings per share. At December 31, 2000, there were 1,236,266 unallocated ESOP shares with a market value of $14.2 million.

     The Company recognizes compensation expense based on the fair value of shares committed to be released. Compensation expense recognized for 2000, 1999 and 1998 amounted to $932,000, $820,000 and $771,000, respectively. The Company allocated 100,920, 100,920 and 84,796, shares during 2000, 1999 and 1998, respectively.

STOCK OPTION PLANS

     The Company maintains stock option plans (the "Plans") for the benefit of directors, officers, and other key employees of the Company. Options granted under the Plans are exercisable over a period not to exceed ten years from the date of grant. Under all Plans originated prior to 1998, the exercise price of each option equals the market price of the Company's stock on the date of grant. The exercise price for options granted under the 1998 Plan is the greater of the market price of the Company's stock on the date of grant or $9.00. The following table summarizes the options granted and exercised under the Plans during the periods indicated and their respective weighted average exercise price:

                         2000                  1999                  1998
                 -------------------   -------------------   -------------------
                            Weighted              Weighted              Weighted
                    Number   average      Number   average      Number   average
                        of  exercise          of  exercise          of  exercise
                    shares     price      shares     price      shares     price
--------------------------------------------------------------------------------
Outstanding at
  beginning
  of period      2,297,996     $7.55   2,840,284     $6.55   1,751,298     $3.12
Granted             31,437      9.00          --        --   1,702,836      8.88
Forfeited           (1,000)     9.00          --        --     (43,090)     3.69
Exercised          (42,589)     3.35    (542,288)     2.70    (570,760)     2.79
------------------------------         -------------        ------------
Outstanding
  at end
  of period      2,285,844     $7.65   2,297,996     $7.55   2,840,284     $6.55
================================================================================
Options
  exercisable
  at year-end    1,393,094             1,074,196             1,137,164
================================================================================

     The  following  table  summarizes   information  about  the  stock  options
outstanding at December 31, 2000:

Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------------
                                  Weighted
                                   average   Weighted       Number of   Weighted
Range of            Number       remaining    average          shares    average
exercise         of shares     contractual   exercise     exercisable   exercise
prices         outstanding   life in years      price   at period end      price
--------------------------------------------------------------------------------
$2.341-3.454       139,628             4.1      $3.22         139,628      $3.22
 3.587-4.517       412,943             5.8       3.96         412,943       3.96
 6.642-9.000     1,733,273             8.0       8.88         840,523       8.76
                ----------                                 ----------
$2.341-9.000     2,285,844             7.4      $7.65       1,393,094      $6.78
================================================================================

     The Company applies APB Opinion No. 25 in accounting for the Plans. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, if compensation cost for the Plans was accounted for under the fair value method, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                      2000       1999       1998
--------------------------------------------------------------------------------
NET INCOME:
  As reported                                      $22,968    $23,652    $19,493
  Pro forma                                         22,229     22,920     18,762
EARNINGS PER SHARE:
  Basic earnings per share                         $  0.69    $  0.60    $  0.46
  Diluted earnings per share                          0.68       0.59       0.46
  Pro forma basic earnings per share                  0.66       0.58       0.45
  Pro forma diluted earnings per share                0.66       0.57       0.45
Weighted average fair value of
  options granted during year                      $  1.19    $    --    $  2.21

     The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option-pricing model that takes into account the following factors as of the grant dates: the exercise price and expected life of the option, the market price of the underlying stock at the grant date and its expected volatility, and the risk-free interest rate for the expected term of the option. In deriving the fair value of a stock option, the stock price at the grant date is reduced by the value of the dividends to be paid during the life of the option. The following assumptions were used for grants in 2000 and 1998: dividend yield of 2.50% and 2.35%; an expected volatility of 25% and 20%; and a risk-free interest rate of 6.20% and 5.00%. There were no grants made in 1999.

(13) COMMITMENTS AND CONTINGENCIES

COMMITMENTS

FINANCIAL TRANSACTIONS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT

     The Company, in the normal course of conducting its business, extends credit to meet the financing needs of its customers through commitments and letters of credit.


                               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES  27

     The following  commitments and contingent  liabilities  existed at December
31,  which  are  not  reflected  in  the  accompanying   consolidated  financial
statements (in thousands):

                                                                 2000       1999
--------------------------------------------------------------------------------
Origination of mortgage loans:
  Fixed rate                                                  $ 9,899    $ 8,904
  Variable rate                                                88,341     95,434
Purchase of mortgage loans--variable rate                       1,238     10,770
Undisbursed home equity credit lines                           50,427     45,430
Purchase of investment and mortgage-backed securities           8,897     22,046
Undisbursed construction credit lines                          19,161     27,999
Undisbursed consumer lines of credit                           10,918     11,667
Participations in Thrift Institutions
  Community Investment Corp. of NJ                                500      1,000
Standby letters of credit                                       2,296      2,856
================================================================================

     These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the borrower.

     The Company makes one-to-four family first mortgage real estate loans, multi-family loans, construction loans, and nonresidential first mortgage real estate loans to borrowers throughout New Jersey. Its borrowers' abilities to repay their obligations are dependent upon various factors, including the borrowers' income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company's lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company's control; the Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or guarantees are required for virtually all loans.

LEASE OBLIGATIONS

     At December 31, 2000, the Company was obligated under noncancellable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $523,000, $525,000 and $507,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The projected minimum rental commitments as of December 31, 2000, are as follows (in thousands):

2001                                                                  $    447
2002                                                                       439
2003                                                                       348
2004                                                                       313
2005                                                                       171
Thereafter                                                                  60
--------------------------------------------------------------------------------
                                                                        $1,778
================================================================================

CONTINGENCIES

     The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

(14) RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." This interpretation clarifies certain issues with respect to the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees." This interpretation results in a number of changes in the application of APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of this interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The initial adoption of this interpretation did not have a significant impact on the Company's financial statements.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133." SFAS No. 138 amends certain aspects of SFAS No. 133 to simplify the accounting for derivatives and hedges under SFAS No. 133. SFAS No. 138 is effective upon the Company's adoption of SFAS No. 133 (January 1, 2001). The initial adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a Replacement of FASB Statement No. 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivables, loans and securities; factoring transactions; wash sales; servicing assets and liabilities; collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations; and extinguishment of liabilities. While most of the provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001, companies with fiscal year ends


28 FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES that hold beneficial interests from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. The initial adoption of SFAS No. 140 will not have a material impact on the Company's financial statements.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following fair value estimates, methods and assumptions were used to measure the fair value of each class of financial instrument for which it is practical to estimate that value.

CASH AND CASH EQUIVALENTS

     For such short-term investments, the carrying amount was considered to be a reasonable estimate of fair value.

FEDERAL HOME LOAN BANK OF NY STOCK

     Federal Home Loan Bank of NY stock is valued at cost.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

     For investment and mortgage-backed securities, fair values were based on quoted market prices or dealer quotes. If a quoted market price was not available, fair values were estimated using quoted market prices for similar securities.

LOANS RECEIVABLE, NET

     Fair values were estimated for portfolios of performing and nonperforming loans with similar financial characteristics. For certain analogous categories of loans, such as residential mortgages, home equity loans, non-residential mortgages, and consumer loans, fair value was estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other performing loan types was estimated by discounting the future cash flows using market discount rates that reflect the credit, collateral, and interest rate risk inherent in the loan.

DEPOSITS

     The fair value of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2000 and 1999. The fair values of certificates of deposit were based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rate currently offered for deposits of similar remaining maturities.

BORROWINGS

     For short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value. For long-term borrowings, the fair value was based upon the discounted value of the cash flows. The discount rates utilized were based on rates currently available with similar terms and maturities.

OFF-BALANCE SHEET INSTRUMENTS

     For commitments to extend credit and letters of credit, the fair value would approximate fees currently charged to enter into similar agreements.

     The estimated fair values of the Company's financial instruments at December 31, were as follows (in thousands):

                                         2000                       1999
                                ----------------------    ----------------------
                                     Book         Fair         Book         Fair
                                    Value        Value        Value        Value
--------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and cash
  equivalents                  $   35,119   $   35,119   $   30,607   $   30,607
FHLB-NY stock                      19,643       19,643       18,100       18,100
Investment securities
  available for sale              234,970      234,970      213,590      213,590
Mortgage-backed
  securities available
  for sale                        447,022      447,022      575,159      575,159
Loans receivable,
  net                           1,184,802    1,186,987    1,016,116      990,633

FINANCIAL LIABILITIES:
Deposits                        1,219,336    1,220,475    1,213,724    1,213,316
Borrowings                        505,955      507,218      422,000      415,932

OFF-BALANCE SHEET
  INSTRUMENTS:
Loan commitments                       --          192           --          661
Standby letters
  of credit                            --           23           --           29

LIMITATIONS

     The foregoing fair value estimates were made at December 31, 2000 and 1999, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell, at one time, the Company's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Company's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

     Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at December 31, 2000 and 1999, no attempt was made to estimate the value of anticipated future business of the value of nonfinancial statement assets and liabilities. Other important elements which are not deemed to be financial assets or liabilities include the value of the Company's retail branch delivery system, its existing core deposit base, premises and equipment, and goodwill. Further, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.


                               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES  29

(16) CONDENSED FINANCIAL STATEMENTS--PARENT COMPANY

     The condensed financial statements of First Sentinel Bancorp (parent company only) are presented below:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

December 31,                                                   2000         1999
--------------------------------------------------------------------------------
(In thousands)
ASSETS
  Cash                                                     $  1,667     $ 26,229
  Due from subsidiary                                         3,603        2,300
  ESOP loan receivable                                       12,346       12,156
  Investment in subsidiaries                                180,447      186,933
  Investment securities available for sale                   23,713       21,659
  Other assets                                                1,543        2,011
--------------------------------------------------------------------------------
    Total assets                                           $223,319     $251,288
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Dividends payable                                             $--     $  5,772
  Other liabilities                                           1,156          936
  Stockholders' equity                                      222,163      244,580
--------------------------------------------------------------------------------
    Total liabilities and stockholders' equity             $223,319     $251,288
================================================================================

CONDENSED STATEMENTS OF INCOME

Year Ended December 31,                              2000        1999       1998
--------------------------------------------------------------------------------
(In thousands)
Income
  Dividends from subsidiary                      $ 37,000    $ 49,400    $13,848
  Interest and dividends on securities              2,007       1,555      1,767
  Net gain on sales of securities                      86         179        106
  Other income                                         --          --          1
--------------------------------------------------------------------------------
    Total income                                   39,093      51,134     15,722
--------------------------------------------------------------------------------
Expense
  Merger expense                                       --          --      2,128
  Other expense                                       703       1,343        306
--------------------------------------------------------------------------------
    Total expense                                     703       1,343      2,434
--------------------------------------------------------------------------------
    Income before taxes                            38,390      49,791     13,288
Income taxes                                          878         543        208
--------------------------------------------------------------------------------
    Income before equity in undistributed
      income of subsidiary                         37,512      49,248     13,080
  (Dividends in excess of earnings) equity
    in undistributed income of subsidiary         (14,544)    (25,596)     6,413
--------------------------------------------------------------------------------
  Net income                                     $ 22,968    $ 23,652    $19,493
================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31,                             2000       1999        1998
--------------------------------------------------------------------------------
(In thousands)
Operating Activities
Net Income                                      $ 22,968   $ 23,652   $  19,493
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Dividends in excess of earnings
        (increase in undistributed earnings
        of subsidiary)                            14,544     25,596      (6,413)
      Net gains on sales of investment
        securities available for sale                (86)      (179)       (106)
      Decrease (increase) in other assets          1,012        852        (543)
      (Decrease) increase in other liabilities        75       (678)      1,618
      Amortization of ESOP                           932        820         771
      Amortization of RRP                          1,079      1,260         104
--------------------------------------------------------------------------------
Net cash provided by operating activities         40,524     51,323      14,924
--------------------------------------------------------------------------------

Investing Activities
  Purchase of investment securities               (7,814)   (20,407)    (47,326)
  Proceeds from sales and maturities of
    investment securities available for sale       6,657     22,280      20,405
  (Increase) decrease in due from subsidiary      (1,303)      (600)        250
  Capital contributed to subsidiary Bank              --         --     (92,869)
--------------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                            (2,460)     1,273    (119,540)
--------------------------------------------------------------------------------

Financing Activities
  Cash dividends paid                            (13,844)    (8,620)     (7,250)
  Net proceeds from stock offering                    --         --     163,809
  ESOP stock contribution                             --         --     (13,240)
  Equity adjustment for conforming
    of annual reporting periods                       --         --        (828)

  Stock options exercised                            143      1,489       1,592
  Purchase of treasury stock                     (48,646)   (48,035)    (10,728)
  Purchase and retirement of common stock           (279)      (299)         --
--------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                           (62,626)   (55,465)    133,355
--------------------------------------------------------------------------------
Net (decrease) increase in cash                  (24,562)    (2,869)     28,739
Cash at beginning of the year                     26,229     29,098         359
--------------------------------------------------------------------------------
Cash at end of year                             $  1,667   $ 26,229   $  29,098
================================================================================


30  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The  following  table  contains   quarterly   financial  data  (dollars  in
thousands, except per share data):

                                          First     Second      Third     Fourth
YEAR ENDED DECEMBER 31, 2000            Quarter    Quarter    Quarter    Quarter
--------------------------------------------------------------------------------
Interest income                         $32,847    $34,173    $35,145    $34,624
Interest expense                         18,229     19,343     20,848     20,452
--------------------------------------------------------------------------------
  Net interest income                    14,618     14,830     14,297     14,172
Provision for loan losses                   393        393        393        262
--------------------------------------------------------------------------------
  Net interest income after
    provision for loan losses            14,225     14,437     13,904     13,910
Non-interest income                         738        701         70        760
Non-interest expense                      6,331      6,253      5,795      6,299
--------------------------------------------------------------------------------
  Income before income tax expense        8,632      8,885      8,179      8,371
Income tax expense                        2,896      3,089      2,538      2,576
--------------------------------------------------------------------------------
  Net income                            $ 5,736    $ 5,796    $ 5,641    $ 5,795
================================================================================
Basic earnings per share                  $0.16      $0.17      $0.17      $0.18
================================================================================
Diluted earnings per share                $0.16      $0.17      $0.17      $0.18
================================================================================

                                          First     Second      Third     Fourth
Year Ended December 31, 1999            Quarter    Quarter    Quarter    Quarter
--------------------------------------------------------------------------------
Interest income                         $29,944    $30,482    $31,087    $31,875
Interest expense                         15,912     15,910     16,132     17,052
--------------------------------------------------------------------------------
  Net interest income                    14,032     14,572     14,955     14,823
Provision for loan losses                   450        450        300        450
--------------------------------------------------------------------------------
  Net interest income after
    provision for loan losses            13,582     14,122     14,655     14,373
Non-interest income                       1,047      1,003        846        735
Non-interest expense                      6,059      6,306      6,185      6,006
--------------------------------------------------------------------------------
  Income before income tax expense        8,570      8,819      9,316      9,102
Income tax expense                        2,959      2,939      3,164      3,093
--------------------------------------------------------------------------------
  Net income                            $ 5,611    $ 5,880    $ 6,152    $ 6,009
================================================================================
Basic earnings per share                  $0.14      $0.15      $0.15      $0.16
================================================================================
Diluted earnings per share                $0.13      $0.15      $0.15      $0.16
================================================================================


                               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES  31

Independent
Auditors' Report

The Board of Directors and Stockholders
First Sentinel Bancorp, Inc.:


     We have audited the accompanying consolidated statements of financial condition of First Sentinel Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Sentinel Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


Short Hills, New Jersey
January 19, 2001


Shareholder Information

DIVIDEND REINVESTMENT PLAN

First Sentinel offers its shareholders a convenient plan to increase their investment in the Company. Shareholders can elect to have their quarterly cash dividends automatically reinvested in additional shares of common stock at market price without any commissions or service charges. In the alternative, shareholders can elect to have their cash dividends automatically deposited in an account at First Savings Bank. Shareholders may request information about the plan and an enrollment card by contacting the Company's executive offices at 877-636-BANK.

TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
800-368-5948

MARKET MAKERS
Friedman, Billings, Ramsey & Co., Inc.
1001 Nineteenth Street North
Arlington, Va 22209-1722

Janney Montgomery Scott, LLC
1801 Market Street
Philadelphia, PA 19103

Ryan, Beck & Co.
220 South Orange Avenue
Livingston, NJ 07039

Sandler O'Neill & Partners, L.P.
Two World Trade Center, 104th Floor
New York, NY 10048

AUDITORS
KPMG LLP
150 John F. Kennedy Parkway
Short Hills, NJ 07078

COUNSEL
Wilentz Goldman & Spitzer
90 Woodbridge Center Drive
Woodbridge, NJ 07095

Thacher Proffitt & Wood
Two World Trade Center
New York, NY 10048

INVESTOR RELATIONS
Ann C. Clancy
First Sentinel Bancorp, Inc.
1000 Woodbridge Center Drive

Woodbridge, NJ 07095
732-726-9700

ANNUAL MEETING
First Sentinel's Annual Meeting of Shareholders will be held on Wednesday, April 25, 2001, at 10:00 a.m. at the Sheraton at Woodbridge Place, 515 Route 1 South, Iselin, New Jersey.

10-K AVAILABILITY
Copies of First Sentinel's Form 10-K for the year ended December 31, 2000, are available free-of-charge to shareholders upon written request to First Sentinel Bancorp, Inc., 1000 Woodbridge Center Drive, Woodbridge, New Jersey 07095;
Attention: Bonnie Petz.

CONTACTS
Persons seeking general or financial information about First Sentinel should contact Investor Relations at 732-726-9700 ext. 5514. Shareholders seeking information regarding stock records, changing the name, address or ownership of stock or reporting lost certificates should contact the Company's transfer agent, Registrar and Transfer Company, at 800-368-5948.

MARKET INFORMATION
FOR COMMON STOCK
First Sentinel Bancorp, Inc. common stock trades on the Nasdaq Stock Market under the symbol "FSLA." Newspaper financial sections list the stock as FSLA or FSentBc. At December 31, 2000, there were 3,013 holders of record of First Sentinel's common stock. The following table sets forth the high and low sales prices per share of the Company's common stock, as reported on the Nasdaq National Market.

                                     2000                        1999
                          -------------------------    ------------------------
                                          Dividends                   Dividends
                            High       Low     Paid      High      Low     Paid
--------------------------------------------------------------------------------
Fourth Quarter            $11.50    $ 8.69   $ .060    $ 9.00   $ 7.75   $ .060
Third Quarter               9.81      8.00     .060      9.50     7.69     .055
Second Quarter              8.63      7.25     .060      8.88     7.00     .055
First Quarter               8.25      7.09     .210*     8.75     7.69     .050

* Includes a special cash dividend of $0.15 paid in January 2000.

32  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES