Form 10-Q
period 2001-03-31
FIRST SENTINEL BANCORP INC
filed 2001-05-11
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . MARCH 31, 2001

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

Yes _X_   No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                           OUTSTANDING AT MAY 1, 2001
-------------------------------------      -------------------------------------
            Common Stock                             32,093,891 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q
                                                                          PAGE #
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of
          March 31, 2001 and December 31, 2000                                 3

          Consolidated Statements of Income for the Three Months Ended
          March 31, 2001 and 2000                                              4

          Consolidated Statements of Stockholders' Equity
          for the Three Months Ended March 31, 2001 and 2000                   5

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000                           6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           13

PART II.  OTHER INFORMATION                                                   14

          SIGNATURES                                                          16

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)

                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------   ----------
ASSETS
Cash and due from banks .............................   $   24,664   $   14,069
Federal funds sold ..................................       68,150       21,050
                                                        ----------   ----------
     Total cash and cash equivalents ................       92,814       35,119
Federal Home Loan Bank of New York (FHLB-NY)
  stock, at cost ....................................       19,816       19,643
Investment securities available for sale ............      174,437      234,970
Mortgage-backed securities available for sale .......      461,946      447,022
Loans available for sale, net .......................          533          277
Loans receivable, net ...............................    1,182,180    1,184,525
Interest and dividends receivable ...................       12,078       13,481
Premises and equipment, net .........................       16,025       16,092
Excess of cost over fair value of net
  assets acquired ...................................        6,047        6,259
Other assets ........................................        7,495       11,321
                                                        ----------   ----------
     Total assets ...................................   $1,973,371   $1,968,709
                                                        ==========   ==========

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ............................................   $1,244,007   $1,219,336
Borrowed funds ......................................      481,321      505,955
Advances by borrowers for taxes and insurance .......        9,888        9,154
Other liabilities ...................................       11,543       12,101
                                                        ----------   ----------
     Total liabilities ..............................    1,746,759    1,746,546
                                                        ----------   ----------
STOCKHOLDERS' EQUITY
Preferred stock; authorized 10,000,000 shares;
  none issued and outstanding .......................           --           --
Common stock, $.01 par value, 85,000,000
  shares authorized; 43,106,742 and 32,093,891
  shares issued and outstanding at 3/31/01 and
  43,106,742 and 32,749,994 shares issued and
  outstanding at 12/31/00 ...........................          430          430

Paid-in capital .....................................      201,339      201,264
Retained earnings ...................................      135,797      132,537
Accumulated other comprehensive loss ................         (591)      (8,534)
Treasury stock (10,939,374 and 10,288,827
  shares at March 31, 2001 and
  December 31, 2000, respectively) ..................      (96,786)     (89,508)
Common stock acquired by the Employee
  Stock Ownership Plan (ESOP) .......................      (11,009)     (11,238)
Common stock acquired by the Recognition
  and Retention Plan (RRP) ..........................       (2,568)      (2,788)
                                                        ----------   ----------
     Total stockholders' equity .....................      226,612      222,163
                                                        ----------   ----------
     Total liabilities and stockholders' equity .....   $1,973,371   $1,968,709
                                                        ==========   ==========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                            2001         2000
                                                      ----------   ----------
INTEREST INCOME:
  Loans ...........................................   $   22,462   $   19,184
  Investment and mortgage-backed securities
    available for sale ............................       11,808       13,663
                                                      ----------   ----------
     Total interest income ........................       34,270       32,847
                                                      ----------   ----------
INTEREST EXPENSE:
  Deposits:
    NOW and money market demand ...................        2,322        2,383
    Savings .......................................          893          941
    Certificates of deposit .......................        9,165        8,071
                                                      ----------   ----------
      Total interest expense - deposits ...........       12,380       11,395
    Borrowed funds ................................        7,445        6,834
                                                      ----------   ----------
      Total interest expense ......................       19,825       18,229
                                                      ----------   ----------
      Net interest income .........................       14,445       14,618
  Provision for loan losses .......................          200          393
                                                      ----------   ----------
      Net interest income after provision
        for loan losses ...........................       14,245       14,225
                                                      ----------   ----------

NON-INTEREST INCOME:
  Fees and service charges ........................          637          577
  Net gain (loss) on sales of loans and
    securities available for sale .................          259          (19)
  Other income ....................................          107          180
                                                      ----------   ----------
     Total non-interest income ....................        1,003          738
                                                      ----------   ----------

NON-INTEREST EXPENSE:
  Compensation and benefits .......................        3,868        3,656
  Occupancy .......................................          579          611
  Equipment .......................................          440          424
  Advertising .....................................          297          330
  Federal deposit insurance .......................           60           66
  Amortization of intangibles .....................          212          212
  General and administrative ......................        1,084        1,032
                                                      ----------   ----------
    Total non-interest expense ....................        6,540        6,331
                                                      ----------   ----------
    Income before income tax expense ..............        8,708        8,632

Income tax expense ................................        2,792        2,896
                                                      ----------   ----------

     Net income ...................................   $    5,916   $    5,736
                                                      ==========   ==========

Basic earnings per share ..........................   $     0.19   $     0.16
                                                      ==========   ==========

Weighted average shares outstanding - Basic .......   31,110,677   35,660,061
                                                      ==========   ==========

Diluted earnings per share ........................   $     0.19   $     0.16
                                                      ==========   ==========

Weighted average shares outstanding - Diluted .....   31,741,706   35,928,375
                                                      ==========   ==========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Dollars in thousands) (Unaudited)

                                                                         Accumulated
                                                                            Other                 Common      Common       Total
                                                                           Compre-                 Stock       Stock       Stock-
                                        Common     Paid In     Retained    hensive     Treasury   Acquired    Acquired     holders'
                                         Stock     Capital     Earnings      Loss       Stock      by ESOP     By RRP       Equity
                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1999 ........       $431   $200,781    $117,922    $(17,302)   $(41,229)   $(12,156)    $(3,867)   $244,580
Net income for the three months
  ended March 31, 2000 ..............         --         --       5,736          --          --          --          --       5,736
Cash dividends declared ($.06)  .....         --         --      (2,301)         --          --          --          --      (2,301)
Net change in unrealized loss on
   securities available for sale ....         --         --          --      (2,130)         --          --          --      (2,130)
Purchases of treasury stock .........         --         --          --          --     (19,208)         --          --     (19,208)

Exercise of stock options ...........         --         --         (75)         --         122          --          --          47
Tax benefit on stock options and RRP          --        588          --          --          --          --          --         588
Purchase and retirement of common
   stock ............................         --        (14)         --          --          --          --          --         (14)
Amortization of RRP .................         --         --          --          --          --          --         232         232

Amortization of ESOP ................         --         --         (35)         --          --         229          --         194
                                       --------------------------------------------------------------------------------------------

Balance at March 31, 2000 ...........       $431   $201,355    $121,247    $(19,432)   $(60,315)   $(11,927)    $(3,635)   $227,724
                                       ============================================================================================

Balance at December 31, 2000 ........       $430   $201,264    $132,537     $(8,534)   $(89,508)   $(11,238)    $(2,788)   $222,163
Net income for the three months
   ended March 31, 2001 .............         --         --       5,916          --          --          --          --       5,916
Cash dividends declared ($.075) .....         --         --      (2,458)         --          --          --          --      (2,458)
Net change in unrealized loss on
   securities available for sale ....         --         --          --       7,943          --          --          --       7,943
Purchases of treasury stock .........         --         --          --          --      (7,621)         --          --      (7,621)
Exercise of stock options ...........         --         --        (198)         --         343          --          --         145
Tax benefit on stock options and RRP          --         80          --          --          --          --          --          80
Purchase and retirement of common
   stock ............................         --        (56)         --          --          --          --          --         (56)
Amortization of RRP .................         --         --          --          --          --          --         220         220

Amortization of ESOP ................         --         51          --          --          --         229          --         280
                                       --------------------------------------------------------------------------------------------

Balance at March 31, 2001 ...........       $430   $201,339    $135,797       $(591)   $(96,786)   $(11,009)    $(2,568)   $226,612
                                       ============================================================================================

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                                                                Three Months Ended
                                                                                                                     March 31,
                                                                                                              ---------------------
                                                                                                                 2001        2000
                                                                                                              ---------   ---------
Cash flows from operating activities:
  Net income ...............................................................................................  $   5,916   $   5,736
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation of premises and equipment ...................................................................        341         348
  Amortization of excess of cost over fair value of assets acquired ........................................        212         212
  Amortization of ESOP .....................................................................................        280         194
  Amortization of RRP ......................................................................................        220         232
  Net amortization of premiums and accretion of discounts and deferred fees ................................        385         420
  Provision for loan losses ................................................................................        200         393
  Loans originated for sale ................................................................................    (14,371)       (680)
  Proceeds from sales of mortgage loans available for sale .................................................     14,208         120
  Net (gain) loss on sales of loans and securities available for sale ......................................       (259)         19
  Net gain on sales of real estate owned ...................................................................         --         (17)
  Decrease (increase) in interest and dividends receivable .................................................      1,403        (207)
  Tax benefit on stock options and RRP .....................................................................         80         588
  Decrease in other liabilities ............................................................................       (558)     (3,841)
  (Increase) decrease in other assets ......................................................................       (712)        627
                                                                                                              ---------   ---------
       Net cash provided by operating activities ...........................................................      7,345       4,144
                                                                                                              ---------   ---------
Cash flows from investing activities:
  Proceeds from sales/calls of investment securities available for sale ....................................     91,811      16,835
  Purchases of investment securities available for sale ....................................................    (25,992)    (35,313)
  Purchase of FHLB-NY stock ................................................................................       (173)     (1,132)
  Proceeds from sales of mortgage-backed securities available for sale .....................................    104,516      21,901
  Principal payments on mortgage-backed securities .........................................................     17,600      25,294
  Purchases of mortgage-backed securities available for sale ...............................................   (130,059)    (53,223)
  Principal repayments on loans ............................................................................     72,252      51,034
  Origination of loans .....................................................................................    (62,961)    (83,806)
  Purchases of mortgage loans ..............................................................................     (7,585)    (10,476)
  Proceeds from sale of real estate owned ..................................................................        434         139
  Purchases of premises and equipment ......................................................................       (274)        (78)
                                                                                                              ---------   ---------
     Net cash provided by (used in) investing activities ...................................................     59,569     (68,825)
                                                                                                              ---------   ---------
Cash flows from financing activities:
  Purchase of treasury stock ...............................................................................     (7,621)    (19,208)
  Stock options exercised ..................................................................................        145          47
  Cash dividends paid ......................................................................................     (2,458)     (2,301)
  Net increase in deposits .................................................................................     24,671      12,375
  Net increase in short-term borrowed funds ................................................................     25,400       4,000
  Proceeds from borrowed funds .............................................................................    125,000     140,000
  Repayment of borrowed funds ..............................................................................   (175,034)    (80,000)
  Net increase in advances by borrowers for taxes and insurance ............................................        734         726
  Purchase and retirement of common stock ..................................................................        (56)        (14)
                                                                                                              ---------   ---------
     Net cash (used in) provided by financing activities ...................................................     (9,219)     55,625
                                                                                                              ---------   ---------
     Net increase (decrease) in cash and cash equivalents ..................................................     57,695      (9,056)
Cash and cash equivalents at beginning of period ...........................................................     35,119      30,607
                                                                                                              ---------   ---------
Cash and cash equivalents at end of period .................................................................  $  92,814   $  21,551
                                                                                                              =========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ...............................................................................................  $  20,053   $  17,646
    Income taxes ...........................................................................................        251          --
  Non cash investing and financing activities for the period:
    Transfer of loans to real estate owned .................................................................  $     177   $      --

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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2001. These interim financial statements should be read in conjunction with the December 31, 2000 Annual Report to Stockholders.

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

Calculation of Basic and Diluted Earnings Per Share
---------------------------------------------------
(dollars in thousands, except per share data)

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                           2001            2000
                                                    -----------     -----------
Net income                                          $     5,916     $     5,736
                                                    ===========     ===========

Basic weighted-average common shares
  Outstanding                                        31,110,677      35,660,061
Plus: Dilutive stock options and awards                 631,029         268,314
                                                    -----------     -----------
Diluted weighted-average common
  shares outstanding                                 31,741,706      35,928,375
                                                    ===========     ===========

Net income per common share:
  Basic                                             $      0.19     $      0.16
                                                    ===========     ===========
  Diluted                                           $      0.19     $      0.16
                                                    ===========     ===========

(3)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.075 per share on January 29, 2001, payable February 23, 2001, to stockholders of record on February 9, 2001.

(4)  COMMITMENTS AND CONTINGENCIES

At March 31, 2001, the Company had the following commitments: (i) to originate loans of $131.6 million; (ii) to purchase mortgage loans of $4.3 million; (iii) unused equity lines of credit of $52.7 million; (iv) unused commercial lines of credit of $5.2 million; (v) unused construction lines of credit of $46.2 million; and (vi) letters of credit outstanding totaling $2.3 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $574.0 million at March 31, 2001.

(5)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001               2000
                                                    --------           --------
Balance at beginning of period                      $ 12,341           $ 11,004
Provision charged to operations                          200                393
Charge offs, net of recoveries                            (6)                (7)
                                                    --------           --------
Balance at end of period                            $ 12,535           $ 11,390
                                                    ========           ========



(6)  COMPREHENSIVE  INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $13.9 million and $3.6 million for the three months ended March 31, 2001 and 2000, respectively.

FIRST SENTINEL BANCORP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.


Statements contained in this report that are not historical fact are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may be characterized as management's intentions, hopes, beliefs, expectations or predictions of the future. It is important to note that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Factors that could cause future results to vary materially from current expectations include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, real estate values, loan loss provisions, competition, customer retention, changes in the accounting principles, policies or guidelines and legislative and regulatory changes.


ASSETS. Total assets were $2.0 billion at March 31, 2001 and December 31, 2000. Changes in asset composition during the quarter consisted primarily of increases in cash and cash equivalents and mortgage-backed securities ("MBS") available for sale, partially offset by reductions in investment securities available for sale, other assets, and interest and dividends receivable.

Loans receivable, net, totaled $1.2 billion at March 31, 2001 and December 31, 2000. Total loan originations for the three months ended March 31, 2001, were $77.3 million, as compared to $84.5 million for the same period in 2000. Fixed-rate single-family first mortgage loan originations totaled $14.3 million or 18.5% of production, while adjustable-rate single-family first mortgage loans accounted for $10.7 million or 13.8% of total originations for the first three months of 2001. Also during the first quarter of 2001, commercial real estate, commercial and multi-family loan originations totaled $13.4 million, or 17.3% of total originations, while construction lending, primarily for single-family developments, totaled $16.2 million, or 21.0%. During the same period, consumer loan originations, including home equity loans and credit lines, totaled $22.7 million or 29.4% of total originations. In addition, the Company purchased $136,000 of adjustable-rate single-family first mortgage loans and $7.4 million of commercial real estate and multi-family mortgage loans through correspondents during the three months ended March 31, 2001. Purchased loans are underwritten internally and are extended at higher rates than those currently offered by the Bank. Repayment of principal on loans totaled $72.3 million for the three months ended March 31, 2001, as compared to $51.0 million for the same period in 2000. Increased repayments are primarily attributable to increased refinance activity compared with the three months ended March 31, 2000. Management has emphasized the origination of loans in an effort to increase loans as a percentage of assets. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company, as well as the Company's interest rate risk management practices.

Cash and cash equivalents increased $57.7 million, or 164.3%, to $92.8 million at March 31, 2001, from $35.1 million at December 31, 2000. At March 31, 2001, the Company held cash and cash equivalents in anticipation of debt repayments scheduled for April 2001, and to fund the loan pipeline and the Company's ongoing stock repurchase program.

MBS available for sale increased $14.9 million, or 3.3%, to $461.9 million at March 31, 2001, from $447.0 million at December 31, 2000. The increase was primarily due to purchases of $130.1 million exceeding sales and principal repayments of $104.8 million and $17.6 million, respectively, for the three month period ended March 31, 2001. Purchases during the quarter consisted of MBS issued by U.S. government-sponsored agencies.

Investment securities available for sale decreased $60.5 million, or 25.8%, to $174.4 million as of March 31, 2001, from $235.0 million at December 31, 2000. The decrease was primarily due to sales and calls of

$91.4 million exceeding purchases of $26.0 million for the three months ended March 31, 2001. Purchases during the quarter consisted primarily of debt securities issued by U.S. corporations and government-sponsored agencies.

Other assets decreased $3.8 million, or 33.8%, to $7.5 million as of March 31, 2001 from $11.3 million at December 31, 2000. The decrease was primarily attributable to a reduction in the deferred tax asset associated with the unrealized loss on the Company's investment and MBS available for sale portfolios. During the quarter, the unrealized loss on the available for sale portfolios, net of related tax effect, decreased by $7.9 million as interest rates declined and portfolio market values improved.

LIABILITIES. Deposits increased $24.7 million, or 2.0%, to $1.2 billion at March 31, 2001. Core deposits, consisting of checking, savings and money market accounts, grew by $6.2 million to $576.6 million and accounted for 46.4% of total deposits at March 31, 2001. Certificates of deposit increased by $18.4 million compared with year-end 2000, with most of the increase occurring in thirty-day, three-month and six-month maturity certificates.

Borrowed funds decreased $24.6 million, or 4.9%, to $481.3 million at March 31, 2001, from $506.0 million at December 31, 2000, as deposit growth provided a less costly funding source. Advances by borrowers for taxes and insurance increased $734,000, or 8.0%, to $9.9 million at March 31, 2001, from $9.2 million at December 31, 2000.

CAPITAL. The Company's stockholders' equity increased $4.4 million, or 2.0%, to $226.6 million at March 31, 2001, from $222.2 million at December 31, 2000. The primary reasons for the increase in equity were the decrease in the net unrealized loss on securities available for sale of $7.9 million, net income of $5.9 million for the three months ended March 31, 2001, the amortization of stock-based compensation and benefit plans and related tax benefit of $580,000, and proceeds from the exercise of stock options totaling $145,000. These increases were partially offset by the purchase of $7.7 million of treasury stock and cash dividends of $2.5 million.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and total risk-based capital requirements. At March 31, 2001, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                             Required              Actual           Excess of
                       ------------------    ------------------       Actual
                                    % of                  % of   Over Regulatory
                        Amount     Assets     Amount     Assets    Requirements
                       --------    ------    --------    ------  ---------------

Leverage Capital       $ 77,633     4.00%    $171,763     8.85%      $ 94,130
Risk-based Capital:
Tier 1                   40,020     4.00%     171,763    17.17%       131,743
Total                    80,040     8.00%     184,275    18.42%       104,235

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

The most significant sources of funds for the first three months of 2001 were proceeds from sales of MBS available for sale totaling $104.5 million, sales and calls of investment securities available for sale of $91.8 million and principal repayments and prepayments of loans and mortgage-backed securities totaling $72.3 million and $17.6 million, respectively. Another significant source of funds for the three months ended March 31, 2001 was a net increase in deposits totaling $24.7 million. If necessary, the Company has additional borrowing capacity with FHLB-NY, including an available overnight line of credit of up to $50.0 million. At March 31, 2001, the Company had unpledged investment securities and MBS available for sale with a market value of $266.1 million.

The primary investing activities of the Company for the first three months of 2001 were purchases of mortgage-backed securities available for sale totaling $130.1 million, the origination of loans totaling $77.3 million and purchases of investment securities available for sale totaling $26.0 million. Other significant uses of funds during the three months ended March 31, 2001, were the net repayment of borrowings of $24.6 million, the repurchase of $7.7 million of common stock and purchases of $7.6 million of mortgage loans.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

RESULTS OF OPERATIONS. For the quarter ended March 31, 2001, basic and diluted earnings per share were $0.19, representing increases of 16.7% and 18.2%, respectively, over basic and diluted earnings per share of $0.16 for the quarter ended March 31, 2000. Net income for the three months ended March 31, 2001, totaled $5.9 million, versus net income of $5.7 million for the comparable 2000 period. Annualized return on average equity increased 72 basis points to 10.42% for 2001, from 9.70% from 2000, as the Company continued to leverage its capital through internal loan growth, share repurchases and cash dividends. Annualized return on average assets was 1.20% for the March 2001 quarter, compared to 1.19% for the same period in 2000.

INTEREST INCOME. Interest income for the three months ended March 31, 2001, increased by $1.4 million, or 4.3%, to $34.3 million, compared to $32.8 million for the same period in 2000.

Interest on loans increased $3.3 million, or 17.1%, to $22.5 million for the three months ended March 31, 2001, as compared to $19.2 million for the same period in 2000. The average balance of the loan portfolio for the three month period ended March 31, 2001 increased to $1.2 billion from $1.0 billion for the same period in 2000, while the average yield on the portfolio increased to 7.54% for the three months ended March 31, 2001, from 7.35% for the same period in 2000. The increase in average yield reflects the Company's continued diversification of the loan portfolio, with growth exhibited in the commercial real estate, multi-family and construction loan segments.

Interest on securities declined $1.9 million for the quarter ended March 31, 2001 compared with the same period in 2000. The average balance of the investment and MBS available for sale portfolios totaled $737.8 million, with an annualized yield of 6.40% for the three months ended March 31, 2001, compared with an average balance of $868.6 million with an annualized yield of 6.29% for the three months ended March 31, 2000.

INTEREST EXPENSE. Interest expense increased $1.6 million, or 8.8%, to $19.8 million for the three months ended March 31, 2001, compared to $18.2 million for the same period in 2000.

Interest expense on deposits increased $985,000, or 8.6%, to $12.4 million for the three months ended March 31, 2001, as compared to $11.4 million for the same period in 2000. Average deposits remained at $1.2 billion for the three month periods ended March 31, 2001 and 2000. The average balance of certificates of deposit increased to $655.0 million for the three months ended March 31, 2001, from $642.6 million for the same period in 2000. The average cost of certificates over the three-month period ended March 31, 2001, was 5.60%, compared to 5.02% for the same period in 2000. The average interest cost on all deposits for the three months ended March 31, 2001 increased 31 basis points to 4.06%, compared to 3.75% for the same period in 2000. Non-interest bearing accounts averaged $49.2 million for the three months ended March 31, 2001, up from $46.7 million for the comparable 2000 period.

Interest on borrowed funds for the three months ended March 31, 2001, increased $611,000, or 8.9%, to $7.4 million, compared to $6.8 million for the same period in 2000. The increase in the average balance of borrowed funds for the three months ended March 31, 2001, to $501.0 million, from $465.6 million for 2000 was attributable to management's continuing strategy to leverage capital and fund earning asset growth through the use of borrowed funds, where accretive to earnings. The Company will continue to evaluate leveraged growth opportunities as market conditions allow. The average interest rate paid on borrowed funds was 5.94% for the three months ended March 31, 2001, compared with 5.87% for the same period in 2000. Management anticipates that the cost of borrowings will decrease as the Federal Reserve continues to reduce market interest rates.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $173,000, or 1.2%, to $14.4 million for the three months ended March 31, 2001, compared to $14.6 million for the same period in 2000. The decrease was due to the changes in interest income and interest expense described above.

The interest rate spread decreased to 2.36% for the three months ended March 31, 2001, from 2.41% for the same period in 2000. The decrease was due to an increase in the average cost of interest-bearing liabilities to 4.75% for the quarter ended March 31, 2001, from 4.46% for the same period in 2000, partially offset by an increase in the average yield on interest-earning assets to 7.11% from 6.87% for the same respective periods.

The net interest margin declined to 3.00% for the three months ended March 31, 2001, from 3.06% for the same period in 2000. Average interest-earning assets were $1.9 billion for both the three months ended March 31, 2001 and 2000.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended March 31, 2001, decreased $193,000, or 49.1%, to $200,000, compared to $393,000 for the same period in 2000. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. Total loans receivable remained stable at $1.2 billion at March 31, 2001 and December 31, 2000, while non-performing loans declined to $2.0 million at March 31, 2001, from $2.4 million at December 31, 2000 and $2.9 million at March 31, 2000. The allowance for loan losses as a percentage of total loans was 1.05% at March 31, 2001, up from 1.03% at December 31, 2000. In management's opinion, the allowance for loan losses, totaling $12.5 million at March 31, 2001, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding non-accrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest is considered doubtful, generally when 90 days or more delinquent and when loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Foreclosed real estate ("REO"), net, was $445,000 at March 31, 2001, and consisted of four residential properties, two of which were under contract for sale.

(dollars in thousands)                                    Mar. 31,    Dec. 31,   Sept. 30,    June 30,    Mar. 31,
                                                            2001        2000        2000        2000        2000
                                                           ------      ------      ------      ------      ------
Non-accrual mortgage loans                                 $1,922      $2,334      $2,620      $2,478      $2,407
Non-accrual other loans                                        --          15          --          45          42
                                                           ------      ------      ------      ------      ------
   Total non-accrual loans                                  1,922       2,349       2,620       2,523       2,449
Loans 90 days or more delinquent and
     still accruing                                            40          40         166         263         410
                                                           ------      ------      ------      ------      ------
Total non-performing loans                                  1,962       2,389       2,786       2,786       2,859
Total foreclosed real estate, net of related allowance        445         257         215         215         344
                                                           ------      ------      ------      ------      ------
Total non-performing assets                                $2,407      $2,646      $3,001      $3,001      $3,203
                                                           ======      ======      ======      ======      ======
Non-performing loans to loans receivable                     0.16%       0.20%       0.24%       0.24%       0.27%
Non-performing assets to total assets                        0.12%       0.13%       0.15%       0.15%       0.16%

NON-INTEREST INCOME. Non-interest income increased $265,000, or 35.9%, to $1.0 million for the three months ended March 31, 2001, compared to $738,000 for the same period in 2000. The increase was primarily attributable to gains on sales of loans and securities totaling $259,000 for the first quarter of 2001, compared with losses of $19,000 for the comparable 2000 period. The sale of loans and securities and related gains or losses are dependent on market conditions, as well as the Company's liquidity and risk management requirements.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 2001, increased $209,000, or 3.3%, to $6.5 million, compared to $6.3 million for the same period in 2000. Within this category, compensation and benefits increased $212,000, or 5.8%, to $3.9 million for the three months ended March 31, 2001, primarily as a result of increased healthcare and other benefit costs. As a measure of the Company's non-interest expense control, the Company's annualized non-interest expense, excluding goodwill amortization, divided by average assets was 1.29% for the three months ended March 31, 2001 and the efficiency ratio was 43.1% for the same period. Non-interest expense is expected to increase, however, during the remainder of 2001 as the Company progresses with a project to facilitate teller/platform automation, including document preparation and online signature verification. These upgrades are intended to enhance customer service, streamline the account opening process, reduce printing costs and provide improved security and research capabilities. The Company anticipates the cost of such upgrades will approximate $1.5 million, to be amortized over their estimated useful lives. In addition, some increased expense will be incurred in connection with the planned introduction of fully transactional Internet banking in the spring of 2001.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2001).

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Stockholders was held on April 25, 2001. The following proposals were voted on by the stockholders:

                                                                                Withhold/        Broker
                                                       For         Against       Abstain       Non-Votes
                                                   ----------    ----------     ---------      ---------
          1.  Election of directors
                    George T. Hornyak, Jr.         27,571,481            --     1,831,727             --
                    John P. Mulkerin               27,581,343            --     1,821,865             --
                    Jeffries Shein.                27,581,414            --     1,821,794             --

          2.  The  ratification  of  KPMG
              LLP  as   the   independent
              auditors of the Company for
              the year ended December 31,
              2001.                                29,018,902       270,564       113,742             --

          3.  A stockholder  proposal, as
              more fully described in the
              proxy statement dated March
              26, 2001. *                           7,145,346    15,531,503       419,734      6,306,625

          * The proposal was introduced at the Company's Annual Meeting but was not seconded by another stockholder, hence the proposal was not properly presented under the Rules of Conduct adopted for the meeting. However, based upon the proxies solicited by the Board of Directors, had the motion been seconded, the proposal would have been defeated having received only 21.8% of the total shares eligible to vote, which amounts to 30.9% of the votes that had been cast.

Item 5.   OTHER INFORMATION.

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.)  Exhibits

          ----------------------------------------------------------------------
               Exhibit
               Number                   Description                   Reference
          ----------------------------------------------------------------------
                 3.1         Certificate of Incorporation of
                               First Sentinel Bancorp, Inc.               *
                 3.2         Bylaws of First Sentinel Bancorp, Inc.       *
                  4          Stock certificate of First Sentinel
                               Bancorp, Inc.                              *
                 11          Statement re: Computation of
                               per Share Earnings                       page 7
          ----------------------------------------------------------------------


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


                                     FIRST SENTINEL BANCORP, INC.





Date:  May 11, 2001                        By: JOHN P. MULKERIN
                                               ----------------

                                           John P. Mulkerin
                                           President and Chief Executive Officer



Date:  May 11, 2001                        By: CHRISTOPHER MARTIN
                                               ------------------

                                           Christopher Martin
                                           Executive Vice President and
                                           Chief Operating and Financial Officer
                                           and Corporate Secretary