Form 10-Q
period 2001-06-30
FIRST SENTINEL BANCORP INC
filed 2001-08-13
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................... JUNE 30, 2001

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

Yes _X_      No ___.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                              OUTSTANDING AT AUGUST 1, 2001
--------------------------               ---------------------------------------
      Common Stock                                 31,335,179 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                          Page #
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of
          June 30, 2001 and December 31, 2000                                 3

          Consolidated Statements of Income for the three and
          six months ended June 30, 2001 and 2000                             4

          Consolidated Statements of Stockholders' Equity for the
          six months ended June 30, 2001 and 2000                             5

          Consolidated Statements of Cash Flows for the
          six months ended June 30, 2001 and 2000                             6

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk          14

PART II.  OTHER INFORMATION                                                  14

          SIGNATURES                                                         15

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)

                                                         June 30,   December 31,
                                                           2001         2000
                                                        ----------   ----------

ASSETS
Cash and due from banks ..............................  $   32,078   $   14,069
Federal funds sold ...................................          --       21,050
                                                        ----------   ----------
    Total cash and cash equivalents ..................      32,078       35,119
Federal Home Loan Bank of New York (FHLB-NY)
  stock, at cost .....................................      20,417       19,643
Investment securities available for sale .............     148,991      234,970
Mortgage-backed securities available for sale ........     536,939      447,022
Loans available for sale, net ........................       2,582          277
Loans receivable, net ................................   1,211,004    1,184,525
Interest and dividends receivable ....................      12,416       13,481
Premises and equipment, net ..........................      15,608       16,092
Excess of cost over fair value of net assets acquired        5,835        6,259
Other assets .........................................      30,941       11,321
                                                        ----------   ----------
    Total assets .....................................  $2,016,811   $1,968,709
                                                        ==========   ==========

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits .............................................  $1,268,804   $1,219,336
Borrowed funds .......................................     503,336      505,955
Advances by borrowers for taxes and insurance ........      10,406        9,154
Other liabilities ....................................      11,222       12,101
                                                        ----------   ----------
    Total liabilities ................................   1,793,768    1,746,546
                                                        ----------   ----------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares;
  none issued and outstanding ........................          --           --
Common Stock, $.01 par value, 85,000,000 shares
  authorized; 43,106,742 and 31,335,179 shares
  issued and outstanding at 6/30/01 and 43,106,742
  and 32,749,994 shares issued and outstanding
  at 12/31/00 ........................................         430          430
Paid-in capital ......................................     201,514      201,264
Retained earnings ....................................     139,587      132,537
Accumulated other comprehensive income (loss) ........         383       (8,534)
Less: Treasury stock (11,698,086 and 10,288,827
      shares at June 30, 2001 and December 31,
      2000, respectively) ............................    (105,742)     (89,508)
Common stock acquired by the Employee Stock
  Ownership Plan (ESOP) ..............................     (10,780)     (11,238)
Common stock acquired by the Recognition and
  Retention Plan (RRP) ...............................      (2,349)      (2,788)
                                                        ----------   ----------
    Total stockholders' equity .......................     223,043      222,163
                                                        ----------   ----------
    Total liabilities and stockholders' equity .......  $2,016,811   $1,968,709
                                                        ==========   ==========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                                              Three months ended             Six months ended
                                                                                   June 30,                       June 30,
                                                                          --------------------------     --------------------------
                                                                              2001           2000            2001           2000
                                                                          -----------    -----------     -----------    -----------
INTEREST INCOME:
  Loans ..............................................................    $    22,470    $    20,492     $    44,932    $    39,676
  Investment and mortgage-backed securities
    available for sale ...............................................         10,832         13,681          22,640         27,344
                                                                          -----------    -----------     -----------    -----------
     Total interest income ...........................................         33,302         34,173          67,572         67,020
                                                                          -----------    -----------     -----------    -----------

INTEREST EXPENSE:
 Deposits:
   NOW and money market demand .......................................          2,462          2,349           4,784          4,732
   Savings ...........................................................            936            942           1,829          1,883
   Certificates of deposit ...........................................          8,891          8,587          18,056         16,658
                                                                          -----------    -----------     -----------    -----------
     Total interest expense - deposits ...............................         12,289         11,878          24,669         23,273
 Borrowed funds ......................................................          6,193          7,465          13,638         14,299
                                                                          -----------    -----------     -----------    -----------
     Total interest expense ..........................................         18,482         19,343          38,307         37,572
                                                                          -----------    -----------     -----------    -----------
     Net interest income .............................................         14,820         14,830          29,265         29,448
Provision for loan losses ............................................            150            393             350            786
                                                                          -----------    -----------     -----------    -----------
     Net interest income after provision for loan losses .............         14,670         14,437          28,915         28,662
                                                                          -----------    -----------     -----------    -----------

NON-INTEREST INCOME:
  Fees and service charges ...........................................            626            553           1,263          1,130
  Net gain (loss) on sales of loans and securities
    available for sale ...............................................            219            (78)            478            (97)
  Other income .......................................................            176            226             283            406
                                                                          -----------    -----------     -----------    -----------
     Total non-interest income .......................................          1,021            701           2,024          1,439
                                                                          -----------    -----------     -----------    -----------

NON-INTEREST EXPENSE:
  Compensation and benefits ..........................................          3,796          3,625           7,664          7,281
  Occupancy ..........................................................            560            560           1,139          1,171
  Equipment ..........................................................            413            438             853            862
  Advertising ........................................................            352            405             649            735
  Federal deposit insurance ..........................................             57             65             117            131
  Amortization of intangibles ........................................            212            212             424            424
  General and administrative .........................................          1,119            948           2,203          1,980
                                                                          -----------    -----------     -----------    -----------
     Total non-interest expense ......................................          6,509          6,253          13,049         12,584
                                                                          -----------    -----------     -----------    -----------

     Income before income tax expense ................................          9,182          8,885          17,890         17,517

Income tax expense ...................................................          2,956          3,089           5,748          5,985
                                                                          -----------    -----------     -----------    -----------

     Net income ......................................................    $     6,226    $     5,796     $    12,142    $    11,532
                                                                          ===========    ===========     ===========    ===========

Basic and diluted earnings per share .................................    $      0.20    $      0.17     $      0.39    $      0.33
                                                                          ===========    ===========     ===========    ===========

Weighted average shares outstanding - Basic ..........................     30,491,412     33,886,173      30,799,334     34,773,117
                                                                          ===========    ===========     ===========    ===========


Weighted average shares outstanding - Diluted ........................     31,129,560     34,149,484      31,433,921     35,051,300
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

                                                                        Accumulated
                                                                           Other                    Common      Common      Total
                                                                          Compre-                   Stock        Stock     Stock-
                                         Common   Paid In    Retained     hensive      Treasury    Acquired    Acquired   Holders'
                                         Stock    Capital    Earnings   Income(Loss)     Stock     by ESOP      by RRP     Equity
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1999 ........... $431   $ 200,781    $ 117,922    $(17,302)   $ (41,229)   $(12,156)   $(3,867)   $ 244,580
Net income for the six months ended
  June 30, 2000 ........................   --          --       11,532          --           --          --         --       11,532
Cash dividends declared ($.12) .........   --          --       (4,440)         --           --          --         --       (4,440)
Net change in unrealized gain/(loss)
  on securities available for sale .....   --          --           --      (4,533)          --          --         --       (4,533)
Purchases of treasury stock ............   --          --           --          --      (31,124)         --         --      (31,124)
Exercise of stock options ..............   --          --          (75)         --          122          --         --           47
Tax benefit on stock options and RRP ...   --         594           --          --           --          --         --          594
Purchase and retirement of
  common stock .........................   --         (14)          --          --           --          --         --          (14)
Amortization of RRP ....................   --          --           --          --           --          --        641          641
Amortization of ESOP ...................   --          --          (57)         --           --         459         --          402
                                         ------------------------------------------------------------------------------------------

Balance at June 30, 2000 ............... $431   $ 201,361    $ 124,882    $(21,835)   $ (72,231)   $(11,697)   $(3,226)   $ 217,685
                                         ==========================================================================================


Balance at December 31, 2000 ........... $430   $ 201,264    $ 132,537    $ (8,534)   $ (89,508)   $(11,238)   $(2,788)   $ 222,163
Net income for the six months
  ended June 30, 2001 ..................   --          --       12,142          --           --          --         --       12,142
Cash dividends declared ($.15) .........   --          --       (4,865)         --           --          --         --       (4,865)
Net change in unrealized gain/(loss)
  on securities available for sale .....   --          --           --       8,917           --          --         --        8,917
Purchases of treasury stock ............   --          --           --          --      (17,378)         --         --      (17,378)
Exercise of stock options ..............   --          --         (227)         --        1,144          --         --          917
Tax benefit on stock options and RRP ...   --         150           --          --           --          --         --          150
Purchase and retirement of
  common stock .........................   --         (56)          --          --           --          --         --          (56)
Amortization of RRP ....................   --          --           --          --           --          --        439          439
Amortization of ESOP ...................   --         156           --          --           --         458         --          614
                                         ------------------------------------------------------------------------------------------

Balance at June 30, 2001 ............... $430   $ 201,514    $ 139,587    $    383    $(105,742)   $(10,780)   $(2,349)   $ 223,043
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

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                         ----------------------
                                                                                           2001         2000
                                                                                         ---------    ---------
Cash flows from operating activities:
  Net income .........................................................................   $  12,142    $  11,532
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation of premises and equipment .............................................         661          717
  Amortization of excess of cost over fair value of assets acquired ..................         424          424
  Amortization of ESOP ...............................................................         614          402
  Amortization of RRP ................................................................         439          641
  Net amortization of premiums and accretion of discounts and deferred fees ..........       1,130          597
  Provision for loan losses ..........................................................         350          786
  Loans originated for sale ..........................................................     (26,960)      (1,445)
  Proceeds from sales of mortgage loans available for sale ...........................      24,707          847
  Net  (gain) loss on sales of loans and securities available for sale ...............        (478)          97
  Net (gain) loss on sales of real estate owned ......................................         (42)          49
  Net loss on sales of premises and equipment ........................................         105           --
  Decrease (increase) in interest and dividends receivable ...........................       1,065       (1,182)
  Tax benefit on stock options and RRP ...............................................         150          494
  Decrease in other liabilities ......................................................        (879)        (153)
  Decrease in other assets ...........................................................         856          608
                                                                                         ---------    ---------
     Net cash provided by operating activities .......................................      14,284       14,414
                                                                                         ---------    ---------
Cash flows from investing activities:
  Proceeds from sales/calls/maturities of investment securities available for sale ...     126,170       18,647
  Purchases of investment securities available for sale ..............................     (34,193)     (48,102)
  Purchase of FHLB-NY stock ..........................................................        (774)      (1,543)
  Proceeds from sales of mortgage-backed securities available for sale ...............     165,426       73,207
  Principal payments on mortgage-backed securities ...................................      52,269       47,920
  Purchases of mortgage-backed securities available for sale .........................    (299,997)     (93,950)
  Principal repayments on loans ......................................................     177,280       97,351
  Origination of loans ...............................................................    (198,041)    (174,865)
  Purchases of mortgage loans ........................................................      (6,975)     (33,599)
  Purchase of Bank Owned Life Insurance ("BOLI") .....................................     (25,000)          --
  Proceeds from sale of real estate owned ............................................          73          306
  Proceeds from sales of premises and equipment ......................................         183           --
  Purchases of premises and equipment ................................................        (465)        (199)
                                                                                         ---------    ---------
      Net cash used in investing activities ..........................................     (44,044)    (114,827)
                                                                                         ---------    ---------
Cash flows from financing activities:
  Purchase of treasury stock .........................................................     (17,378)     (31,124)
  Purchase and retirement of common stock ............................................         (56)         (14)
  Stock options exercised ............................................................         917           47
  Cash dividends paid ................................................................      (4,865)     (10,217)
  Net increase in deposits ...........................................................      49,468       11,287
  Net increase in short-term borrowed funds ..........................................      37,450       48,775
  Proceeds from borrowed funds .......................................................     210,000      240,000
  Repayment of  borrowed funds .......................................................    (250,069)    (170,000)
  Net increase in advances by borrowers for taxes and insurance ......................       1,252        1,508
                                                                                         ---------    ---------
     Net cash provided by financing activities .......................................      26,719       90,262
                                                                                         ---------    ---------
     Net decrease in cash and cash equivalents .......................................      (3,041)     (10,151)
Cash and cash equivalents at beginning of period .....................................      35,119       30,607
                                                                                         ---------    ---------
Cash and cash equivalents at end of period ...........................................   $  32,078    $  20,456
                                                                                         =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .........................................................................   $  39,292    $  36,910
    Income taxes .....................................................................       3,351        3,030
  Non cash investing and financing activities for the period:
    Transfer of loans to real estate owned ...........................................   $     305    $     104

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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2001. These interim financial statements should be read in conjunction with the December 31, 2000 Annual Report to Stockholders.

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

Calculation of Basic and Diluted Earnings Per Share
---------------------------------------------------
(dollars in thousands, except per share data)

                                                   Three Months ended            Six Months ended
                                                        June 30,                     June 30,
                                              --------------------------    --------------------------
                                                  2001           2000           2001           2000
                                              -----------    -----------    -----------    -----------
Net income                                    $     6,226    $     5,796    $    12,142    $    11,532
                                              ===========    ===========    ===========    ===========

Basic weighted-average common
  shares outstanding                           30,491,412     33,886,173     30,799,334     34,773,117
Plus: Dilutive stock options and awards           638,148        263,311        634,587        278,183
                                              -----------    -----------    -----------    -----------
Diluted weighted-average common
  shares outstanding                           31,129,560     34,149,484     31,433,921     35,051,300
                                              ===========    ===========    ===========    ===========

Net income per common share:
   Basic                                      $      0.20    $      0.17    $      0.39    $      0.33
                                              ===========    ===========    ===========    ===========
   Diluted                                    $      0.20    $      0.17    $      0.39    $      0.33
                                              ===========    ===========    ===========    ===========


(3)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.075 per share on April 24, 2001, payable May 25, 2001, to stockholders of record on May 11, 2001.

(4)  COMMITMENTS AND CONTINGENCIES

At June 30, 2001, the Company had the following commitments: (i) to originate loans of $114.6 million; (ii) to purchase mortgage loans of $3.4 million; (iii) unused equity lines of credit of $51.6 million; (iv) unused commercial lines of credit of $9.6 million; (v) unused construction lines of credit of $48.0 million; and (vi) letters of credit outstanding totaling $2.3 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $563.7 million at June 30, 2001.

(5)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                                      Six Months Ended June 30,
                                                      --------------------------
                                                        2001             2000
                                                      --------         --------
Balance at beginning of period                        $ 12,341         $ 11,004
Provision charged to operations                            350              786
Charge offs, net of recoveries                              (6)             (34)
                                                      --------         --------
Balance at end of period                              $ 12,685         $ 11,756
                                                      ========         ========


(6)  COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $7.2 million and $3.4 million for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, comprehensive income totaled $21.1 million and $7.0 million, respectively.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

SFAS No. 142 requires that goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

The Company is required to adopt the provisions of SFAS No. 141 immediately. The initial adoption of SFAS No. 141 had no impact on the Company's consolidated financial statements. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company currently has no recorded goodwill and does not anticipate that SFAS No. 142 will significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles.

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

ASSETS. Total assets grew to $2.0 billion at June 30, 2001, an increase of $48.1 million, or 2.4%, from December 31, 2000. The change in assets consisted primarily of increases in loans receivable, mortgage-backed securities ("MBS") available for sale and other assets, partially offset by a decrease in investment securities available for sale.

Net loans totaled $1.2 billion at June 30, 2001, an increase of $28.8 million, or 2.4%, from December 31, 2000. Of the total loan portfolio at June 30, 2001, 1-4 family mortgage loans comprised 70.5%, home equity loans represented 9.3%, commercial real estate, multi-family and construction loans comprised 18.4%, and other consumer loans accounted for 1.8%.

Total loan originations for the six months ended June 30, 2001, were $225.0 million, compared to $176.3 million for the same period in 2000. Fixed-rate, 1-4 family first mortgage loan originations totaled $45.0 million, or 20.0% of production, while adjustable-rate, 1-4 family first mortgage loans accounted for $43.1 million, or 19.2%, of total originations for the first six months of 2001. Also during the first six months of 2001, consumer loan originations, including home equity loans and credit lines, totaled $54.9 million, or 24.4% of total originations. During the same period, commercial real estate, commercial and multi-family loan originations totaled $42.2 million, or 18.7%, while construction lending totaled $39.8 million, or 17.7% of total originations. In addition, the Company purchased $7.0 million of primarily adjustable-rate, single-family first mortgage loans through correspondents during the six months ended June 30, 2001. Purchased loans are re-underwritten by the Bank and are extended at rates higher than those currently offered by the Bank.

Repayment of principal on loans totaled $177.3 million for the six months ended June 30, 2001, compared to $97.4 million for the same period in 2000. Mortgage loan refinancing totaled $26.9 million during the first half of 2001, up from $4.4 million for the first six months of 2000, as borrowers sought to capitalize on the lower interest rate environment. In addition, the Company sold $24.6 million in mortgage loans during the first half of 2001 as part of its on-going interest rate risk management process and to provide additional funding for current operations.

Management has emphasized the origination of loans in an effort to increase loans as a percentage of assets. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Bank.

MBS available for sale increased $89.9 million, or 20.1%, to $536.9 million at June 30, 2001, from $447.0 million at December 31, 2000. The increase was primarily due to purchases of $300.0 million exceeding sales and principal repayments of $165.4 million and $52.3 million, respectively, for the six month period ended June 30, 2001. The Company implemented a leverage program during the latter part of the second quarter of 2001, purchasing approximately $106.7 million in MBS which were funded by longer-term borrowings. Management anticipates that the leveraging will have a positive impact on the Company's net interest income, earnings and return on average equity in future periods, while causing some compression of its net interest margin. The Company will continue to evaluate leveraged growth opportunities in the future, giving appropriate consideration to market conditions and balance sheet composition.

Other assets increased $19.6 million to $30.9 million at June 30, 2001, from $11.3 million at December 31, 2000. The increase was primarily due to the purchase of $25.0 million in Bank Owned Life Insurance ("BOLI") late in the second quarter of 2001. BOLI provides an attractive tax-exempt return to the Company and is used to fund various employee benefit costs. This increase in other assets was partially offset by a reduction in the deferred tax asset associated with unrealized securities losses, as the interest rate environment continued to decline throughout the first half of 2001 and investment portfolio market values increased.

Investment securities available for sale decreased $86.0 million, or 36.6%, to $149.0 million as of June 30, 2001, from $235.0 million at December 31, 2000. For the six months ended June 30, 2001, purchases of investment securities available for sale totaled $34.2 million, while sales, calls and maturities totaled $125.8 million. Lower market interest rates resulted in an increase in the exercise of call provisions on U.S. government agency debt securities during the first half of 2001. Proceeds from sales, calls and maturities were used to fund loan growth, purchase BOLI, and repurchase the Company's common stock.

LIABILITIES. Total deposits increased $49.5 million, or 4.1%, to $1.3 billion at June 30, 2001. This growth took place primarily in core deposits, consisting of checking, savings and money market accounts. These core deposit categories grew by $35.6 million to $605.9 million, and accounted for 47.8% of total deposits at June 30, 2001. Certificates of deposit increased by $13.9 million, or 2.1%, compared with year-end 2000, with most of the increase occurring in thirty-day, three-month, and six-month maturity certificates.

Borrowed funds decreased $2.6 million, or 0.5%, to $503.3 million at June 30, 2001, from $506.0 million at December 31, 2000. Advances by borrowers for taxes and insurance increased $1.3 million, or 13.7%, to $10.4 million at June 30, 2001, from $9.2 million at December 31, 2000, primarily as a result of growth in the Company's residential mortgage loan portfolio.

CAPITAL. The Company's stockholders' equity increased $880,000, or 0.4%, to $223.0 million at June 30, 2001, from $222.2 million at December 31, 2000. The increase in equity was a result of net income of $12.1 million for the six months ended June 30, 2001, an increase in net unrealized gains on securities available for sale of $8.9 million, the exercise of stock options and the amortization of stock-based compensation and benefit plans and related tax benefits of $2.1 million. These increases were partially offset by the repurchase of $17.4 million of the Company's common stock and cash dividends declared of $4.9 million. In June 2001, the Company announced the commencement of a 5% stock repurchase program, the Company's fifth such repurchase program since going public in April 1998. The Company repurchased 848,990 shares and 1,538,990 shares, respectively, during the three and six months ended June 30, 2001, at an average cost per share of $11.49 and $11.29, respectively. Stated and tangible book value per share at June 30, 2001, were $7.12 and $6.93, respectively.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and Total Risk-based Capital requirements. At June 30, 2001, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                                Required                   Actual
                          ----------------------    ----------------------         Excess of Actual
                                        % of                      % of             Over Regulatory
                            Amount     Assets         Amount     Assets             Requirements
                          ----------- ----------    ----------- ----------     -----------------------
Leverage Capital            $76,666      4.00%       $173,419      9.05%              $96,753
Risk-based Capital:
Tier 1                       41,589      4.00%        173,419     16.68%              131,830
Total                        83,179      8.00%        186,104     17.90%              102,925

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits; proceeds from principal and interest payments on loans and mortgage-backed securities; sales of loans, mortgage-backed securities and investments available for sale; maturities or calls of investment securities and short-term investments; and advances from the FHLB-NY and other borrowed funds. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit cash flows and mortgage prepayments are greatly influenced by general interest rates, competition, and economic conditions.

The most significant sources of funds for the first six months of 2001 were principal repayments and prepayments of loans and mortgage-backed securities, totaling $177.3 million and $52.3 million, respectively. Other significant sources of funds for the six months ended June 30, 2001, were proceeds from sales of MBS available for sale totaling $165.4 million, sales and calls of investment securities available for sale of $126.2 million, deposit growth of $49.5 million, and proceeds from the sales of mortgage loans totaling $24.7 million. If necessary, the Company has additional borrowing capacity with FHLB-NY, including an available overnight line of credit of up to $50.0 million. At June 30, 2001, the Company had unpledged investment securities and MBS available for sale with a market value of $308.6 million.

The primary investing activities of the Company for the first six months of 2001 were the origination of loans totaling $225.0 million, purchases of mortgage-backed securities available for sale totaling $300.0 million, and purchases of investment securities available for sale totaling $34.2 million. Other significant uses of funds during the six months ended June 30, 2001, were $25.0 million in purchases of BOLI, $17.4 million in repurchases of common stock, $7.0 million in purchases of mortgage loans and $4.9 million in cash dividends paid.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

RESULTS OF OPERATIONS. Net income for the three and six months ended June 30, 2001, totaled $6.2 million and $12.1 million, respectively. This represented increases of $430,000 and $610,000, or 7.4% and 5.3%, respectively, over net income of $5.8 million and $11.5 million for the comparable 2000 periods. For the quarter ended June 30, 2001, basic and diluted earnings per share were $0.20, representing a 19.4% and 17.8% increase, respectively, over second quarter 2000 basic and diluted earnings per share of $0.17. For the six months ended June 30, 2001, basic and diluted earnings per share were $0.39, representing a 18.9% and 17.4% increase, respectively, over basic and diluted earnings per share of $0.33 for the first six months of 2000.

Annualized return on average equity improved to 11.01% and 10.72% for the three and six months ended June 30, 2001, respectively, from 10.38% and 10.03% for the comparable 2000 periods. Annualized return on average assets was 1.27% and 1.24% for the three and six months ended June 30, 2001, respectively, compared with 1.18% for both the three and six months ended June 30, 2000.

INTEREST INCOME. Interest income decreased by $871,000, or 2.6%, for the three months ended June 30, 2001, and increased by $552,000, or 0.8%, for the six months ended June 30, 2001, from the same periods in 2000.

Interest on loans increased $2.0 million and $5.3 million, or 9.7% and 13.3%, respectively, to $22.5 million and $44.9 million for the three and six months ended June 30, 2001, as compared to $20.5 million and $39.7 million for the same periods in 2000. The average balance of the loan portfolio for the six month period ended June 30, 2001, increased to $1.2 billion from $1.1 billion for 2000, while the average yield on the portfolio increased to 7.47% for the six months ended June 30, 2001, from 7.41% for the same period in 2000.

Interest on securities declined $2.8 million and $4.7 million, or 20.8% and 17.2%, respectively, to $10.8 million and $22.6 million for the three and six months ended June 30, 2001, as compared to $13.7 million and $27.3 million for the same periods in 2000. The average balance of the investment, FHLB stock and MBS available for sale portfolios totaled $710.8 million, with an annualized yield of 6.37% for the six months ended June 30, 2001, compared with an average balance of $857.8 million with an annualized yield of 6.38% for the six months ended June 30, 2000.

INTEREST EXPENSE. Interest expense decreased $861,000 to $18.5 million for the three months ended June 30, 2001, compared to $19.3 million for the same period in 2000. For the six months ended June 30, 2001, interest expense increased $735,000 to $38.3 million, versus $37.6 million for the comparable 2000 period.

Interest expense on deposits increased $411,000 and $1.4 million, or 3.5% and 6.0%, respectively, to $12.3 million and $24.7 million for the three and six months ended June 30, 2001, compared to $11.9 million and $23.3 million for the same periods in 2000. The increase was primarily attributable to interest paid on certificates of deposit. The average balance of certificates of deposit grew by $12.1 million, or 1.9%, for the six months ended June 30, 2001, compared with the same period in 2000, while the average rate paid on certificates increased 33 basis points to 5.48%. The average balance of core deposits, consisting of checking, savings and money market accounts, totaled $575.3 million for the six months ended June 30, 2001, compared to $571.7 million for the same period in 2000. Within these core accounts, non-interest bearing deposits averaged $50.7 million for the six months ended June 30, 2001, up from $47.9 million for the comparable 2000 period.

Interest on borrowed funds for the three and six months ended June 30, 2001, decreased $1.3 million and $661,000, or 17.0% and 4.6%, respectively, to $6.2 million and $13.6 million, compared to $7.5 million and $14.3 million for the same respective periods in 2000. The average balance of borrowed funds for the six months ended June 30, 2001, declined to $473.6 million, from $483.1 million for the same period in 2000. The average interest rate paid on borrowed funds was 5.76% for the six months ended June 30, 2001, compared with 5.92% for the same period in 2000.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $10,000 and $183,000, or 0.1% and 0.6%, respectively, to $14.8 million and $29.3 million for the three and six months ended June 30, 2001, compared to $14.8 million and $29.4 million for the same periods in 2000. The decrease was due to the changes in interest income and interest expense described above.

The interest rate spread was 2.52% for the three months ended June 30, 2001, compared with 2.41% for the same period in 2000. For the three months ended June 30, the average earning asset yield was 7.02% for 2001 and 7.03% for 2000, while the average cost of interest-bearing liabilities declined to 4.50% for 2001 from 4.62% for 2000. For the six months ended June 30, 2001, the interest rate spread increased three basis points to 2.44% compared with 2.41% for the same period in 2000. The average earning asset yield was 7.06% for the first half of 2001, compared with 6.95% for the first six months of 2000, while the average cost of interest-bearing liabilities was 4.62% and 4.54% for the same respective periods.

The net interest margin was 3.12% and 3.06% for the three and six months ended June 30, 2001, respectively, compared with 3.05% for both the three and six months ended June 30, 2000. Average earning assets were $2.0 billion for all periods discussed.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and six months ended June 30, 2001, decreased $243,000 and $436,000, or 61.8% and 55.5%, respectively,  to $150,000 and  $350,000,  compared to $393,000 and $786,000 for the same periods in 2000. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. Total loans receivable remained stable at $1.2 billion at June 30, 2001 and December 31, 2000, while non-performing loans declined to $2.2 million at June 30, 2001 from $2.4 million at December 31, 2000, and $2.8 million at June 30, 2000. The allowance for loan losses as a percentage of total loans was 1.03% at June 30, 2001 and December 31, 2000. In management's opinion, the allowance for loan losses, totaling $12.7 million at June 30, 2001, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding nonaccrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest is considered doubtful, generally when 90 days or more delinquent and when loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Total foreclosed real estate ("REO"), net, totaled $531,000 at June 30, 2001, and consisted of four residential properties, all of which are under contract for sale.

                               June 30,  Mar. 31,  Dec. 31,  Sept. 30,  June 30,
(dollars in thousands)           2001      2001      2000      2000       2000
                                ------    ------    ------    ------     ------
Non-accrual mortgage loans ...  $1,828    $1,922    $2,334    $2,620     $2,478
Non-accrual other loans ......      --        --        15        --         45
                                ------    ------    ------    ------     ------
  Total non-accrual loans ....   1,828     1,922     2,349     2,620      2,523
Loans 90 days or more
  delinquent and still
  accruing ...................     413        40        40       166        263
Restructured loans ...........      --        --        --        --         --
                                ------    ------    ------    ------     ------
Total non-performing loans ...   2,241     1,962     2,389     2,786      2,786
Total foreclosed real estate,
  net of related allowance ...     531       445       257       215        215
                                ------    ------    ------    ------     ------
Total non-performing assets ..  $2,772    $2,407    $2,646    $3,001     $3,001
                                ======    ======    ======    ======     ======
Non-performing loans to
  loans receivable, net ......    0.18%     0.16%     0.20%     0.24%      0.24%
Non-performing assets to
  total assets ...............    0.14%     0.12%     0.13%     0.15%      0.15%

NON-INTEREST INCOME. Non-interest income increased $320,000, or 45.7%, to $1.0 million for the three months ended June 30, 2001, compared to $701,000 for the same period in 2000. For the six months ended June 30, 2001, non-interest income totaled $2.0 million, an increase of $585,000, or 40.7% from the same period in 2000. The increase was primarily attributable to net gains on sales of loans and securities totaling $219,000 and $478,000 for the three and six months ended June 30, 2001, respectively, compared with losses of $78,000 and $97,000 for the respective 2000 periods. The sales of loans and securities and related gains or losses are dependent on market conditions, as well as the Company's liquidity and risk management requirements.

NON-INTEREST EXPENSE. Non-interest expense for the three and six months ended June 30, 2001, increased $256,000 and $465,000, or 4.1% and 3.7%, respectively, to $6.5 million and $13.0 million, compared to $6.3 million and $12.6 million for the same periods in 2000.

Within this category, compensation and benefits increased $171,000 and $383,000, or 4.7% and 5.2%, respectively, to $3.8 million and $7.7 million for the three and six months ended June 30, 2001, primarily as a result of increased healthcare and other benefit costs.

General and administrative expenses increased $171,000 and $223,000, or 18.0% and 11.3%, respectively, to $1.1 million and $2.2 million for the three and six months ended June 30, 2001, primarily due to increased legal fees, MAC charges, telecommunications expense and costs associated with the implementation of Internet banking and branch automation initiatives.

The Company's annualized non-interest expense, excluding amortization of intangibles, divided by average assets was 1.28% for the three and six months ended June 30, 2001, compared to 1.23% and 1.25% for the three and six months ended June 30, 2000. The Company's efficiency ratio, calculated as non-interest expense divided by the sum of net interest income plus non-interest income, excluding gains on the sale of loans and securities, was 41.7% and 42.4% for the three and six months ended June 30, 2001, respectively, compared with 40.1% and 40.6% for the comparable 2000 periods.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2001).


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

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

Item 5.   OTHER INFORMATION.
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          a.) EXHIBITS

          --------- ------------------------------------------------------------
           Exhibit
           Number                           Description               Reference
          --------- ------------------------------------------------------------
             3.1    Certificate of Incorporation of                       *
                    First Sentinel Bancorp, Inc.

             3.2    Bylaws of First Sentinel Bancorp, Inc.                *

              4     Stock certificate of First Sentinel Bancorp, Inc.     *

             11     Statement re: Computation of Ratios                 Page 7
          --------- ------------------------------------------------------------

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


                                 FIRST SENTINEL BANCORP, INC.




Date:  August 13, 2001                By:  JOHN P. MULKERIN
                                           ----------------
                                           John P. Mulkerin
                                           President and Chief Executive Officer


Date:  August 13, 2001                By:  CHRISTOPHER MARTIN
                                           ------------------
                                           Christopher Martin
                                           Executive Vice President and
                                           Chief Operating and Financial Officer
                                           and Corporate Secretary