Form 10-Q
period 2001-09-30
FIRST SENTINEL BANCORP INC
filed 2001-11-13
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the quarterly period ended ............. SEPTEMBER 30, 2001

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

Yes _X_      No ___.


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                         OUTSTANDING AT NOVEMBER 1, 2001
----------------------------------       ---------------------------------------
           Common Stock                             31,228,929 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q
                                                                          PAGE #
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of
          September 30, 2001 and December 31, 2000                             3

          Consolidated Statements of Income for the three and
          nine months ended September 30, 2001 and 2000                        4

          Consolidated Statements of Stockholders' Equity for
          the nine months ended September 30, 2001 and 2000                    5

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000                                    6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           16

PART II.  OTHER INFORMATION                                                   16

          SIGNATURES                                                          17

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)

                                                   September 30,   December 31,
                                                       2001           2000
                                                   -------------   ------------

ASSETS
Cash and due from banks .........................  $      26,550   $     14,069
Federal funds sold ..............................         44,100         21,050
                                                   -------------   ------------
     Total cash and cash equivalents ............         70,650         35,119
Federal Home Loan Bank of New York
  (FHLB-NY) stock, at cost ......................         20,417         19,643
Investment securities available for sale ........        106,346        234,970
Mortgage-backed securities available for sale ...        587,574        447,022
Loans available for sale, net ...................          1,285            277
Loans receivable, net ...........................      1,218,722      1,184,525
Interest and dividends receivable ...............         11,668         13,481
Premises and equipment, net .....................         15,475         16,092
Excess of cost over fair value of net
  assets acquired ...............................          5,624          6,259
Other assets ....................................         26,951         11,321
                                                   -------------   ------------
     Total assets ...............................  $   2,064,712   $  1,968,709
                                                   =============   ============
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ........................................  $   1,294,948   $  1,219,336
Borrowed funds ..................................        515,851        505,955
Advances by borrowers for taxes and insurance ...         10,050          9,154
Other liabilities ...............................         12,192         12,101
                                                   -------------   ------------
    Total liabilities ...........................      1,833,041      1,746,546
                                                   -------------   ------------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000
  shares; none issued and outstanding ...........             --             --
Common Stock, $.01 par value, 85,000,000 shares
  authorized; 43,106,742 and 31,257,679 shares
  issued and outstanding at 9/30/01 and
  43,106,742 and 32,749,994 shares issued and
  outstanding at 12/31/00 .......................            430            430
Paid-in capital .................................        201,581        201,264
Retained earnings ...............................        143,801        132,537
Accumulated other comprehensive income (loss) ...          5,217         (8,534)
Less: Treasury stock (11,775,586 and
      10,288,827 shares at 9/30/2001 and
      12/31/2000, respectively) .................       (106,679)       (89,508)
Common stock acquired by the Employee
  Stock Ownership Plan (ESOP) ...................        (10,550)       (11,238)
Common stock acquired by the Recognition and
  Retention Plan (RRP) ..........................         (2,129)        (2,788)
                                                   -------------   ------------
  Total stockholders' equity ....................        231,671        222,163
                                                   -------------   ------------
  Total liabilities and stockholders' equity ....  $   2,064,712   $  1,968,709
                                                   =============   ============

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                                           Three months ended               Nine months ended
                                                                              September 30,                    September 30,
                                                                     -----------------------------    -----------------------------
                                                                          2001            2000             2001            2000
                                                                     -------------   -------------    -------------   -------------
INTEREST INCOME:
  Loans ..........................................................   $      22,518   $      22,033    $      67,450   $      61,709
  Investment and mortgage-backed securities
    available for sale ...........................................          10,802          13,112           33,442          40,456
                                                                     -------------   -------------    -------------   -------------
      Total interest income ......................................          33,320          35,145          100,892         102,165
                                                                     -------------   -------------    -------------   -------------

INTEREST EXPENSE:
  Deposits:
    NOW and money market demand ..................................           2,644           2,374            7,428           7,106
    Savings ......................................................             994             937            2,823           2,820
    Certificates of deposit ......................................           8,264           8,926           26,320          25,584
                                                                     -------------   -------------    -------------   -------------
      Total interest expense - deposits ..........................          11,902          12,237           36,571          35,510
    Borrowed funds ...............................................           6,856           8,611           20,494          22,910
                                                                     -------------   -------------    -------------   -------------
      Total interest expense .....................................          18,758          20,848           57,065          58,420
                                                                     -------------   -------------    -------------   -------------
      Net interest income ........................................          14,562          14,297           43,827          43,745
    Provision for loan losses ....................................             150             393              500           1,179
                                                                     -------------   -------------    -------------   -------------
      Net interest income after provision for loan losses ........          14,412          13,904           43,327          42,566
                                                                     -------------   -------------    -------------   -------------

NON-INTEREST INCOME:
  Fees and service charges .......................................             598             623            1,861           1,753
  Net gain (loss) on sales of loans and securities
    available for sale ...........................................             147            (669)             625            (766)
  Income on Bank Owned Life Insurance ............................             373              --              443              --
    Other income .................................................             261             116              474             522
                                                                     -------------   -------------    -------------   -------------
      Total non-interest income ..................................           1,379              70            3,403           1,509
                                                                     -------------   -------------    -------------   -------------

NON-INTEREST EXPENSE:
  Compensation and benefits ......................................           3,819           3,489           11,483          10,770
  Occupancy ......................................................             562             571            1,701           1,742
  Equipment ......................................................             404             392            1,257           1,254
  Advertising ....................................................             208             188              857             923
  Federal deposit insurance ......................................              59              64              176             195
  Amortization of intangibles ....................................             211             211              635             635
  General and administrative .....................................           1,004             880            3,207           2,860
                                                                     -------------   -------------    -------------   -------------
    Total non-interest expense ...................................           6,267           5,795           19,316          18,379
                                                                     -------------   -------------    -------------   -------------

    Income before income tax expense .............................           9,524           8,179           27,414          25,696

Income tax expense ...............................................           2,955           2,538            8,703           8,523
                                                                     -------------   -------------    -------------   -------------

  Net income .....................................................   $       6,569   $       5,641    $      18,711   $      17,173
                                                                     =============   =============    =============   =============

Basic earnings per share .........................................   $        0.22   $        0.17    $        0.61   $        0.50
                                                                     =============   =============    =============   =============

Weighted average shares outstanding - Basic ......................      29,843,217      32,531,953       30,477,126      34,020,609
                                                                     =============   =============    =============   =============

Diluted earnings per share .......................................   $        0.21   $        0.17    $        0.60   $        0.50
                                                                     =============   =============    =============   =============

Weighted average shares outstanding - Diluted ....................      30,591,551      32,845,734       31,149,629      34,317,027
                                                                     =============   =============    =============   =============

   See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Dollars in thousands) (Unaudited)

                                                                          Accumulated
                                                                             Other                  Common    Common       Total
                                                                            Compre-                 Stock      Stock       Stock-
                                           Common    Paid In    Retained    hensive    Treasury    Acquired   Acquired    Holders'
                                            Stock    Capital    Earnings  Income(Loss)   Stock     by ESOP     by RRP      Equity
                                          -----------------------------------------------------------------------------------------
Balance at December 31, 1999 ...........  $    431  $ 200,781   $ 117,922   $(17,302)  $ (41,229)  $(12,156)  $  (3,867)  $ 244,580
Net income for the nine months ended
   September 30, 2000 ..................        --         --      17,173         --          --         --          --      17,173
Cash dividends declared ($.18) .........        --         --      (6,072)        --          --         --          --      (6,072)
Net change in unrealized gain/(loss)
  on securities available for sale .....        --         --          --        633          --         --          --         633
Purchases of treasury stock ............        --         --          --         --     (38,931)        --          --     (38,931)
Exercise of stock options ..............        --         --        (112)        --         192         --          --          80
Tax benefit on stock options and RRP ...        --        599          --         --          --         --          --         599
Purchase and retirement of common
  stock ................................        --        (14)         --         --          --         --          --         (14)
Amortization of RRP ....................        --         --          --         --          --         --         860         860
Amortization of ESOP ...................        --         --         (46)        --          --        688          --         642
                                          -----------------------------------------------------------------------------------------

Balance at September 30, 2000 ..........  $    431  $ 201,366   $ 128,865   $(16,669)  $ (79,968)  $(11,468)  $  (3,007)  $ 219,550
                                          =========================================================================================

Balance at December 31, 2000 ...........  $    430  $ 201,264   $ 132,537   $ (8,534)  $ (89,508)  $(11,238)  $  (2,788)  $ 222,163
Net income for the nine months
  ended September 30, 2001 .............        --         --      18,711         --          --         --          --      18,711
Cash dividends declared ($.225) ........        --         --      (7,215)        --          --         --          --      (7,215)
Net change in unrealized gain/(loss)
  on securities available for sale .....        --         --          --     13,751          --         --          --      13,751
Purchases of treasury stock ............        --         --          --         --     (18,324)        --          --     (18,324)
Exercise of stock options ..............        --         --        (232)        --       1,153         --          --         921
Tax benefit on stock options and RRP ...        --        150          --         --          --         --          --         150
Purchase and retirement of common
  stock ................................        --        (56)         --         --          --         --          --         (56)
Amortization of RRP ....................        --         --          --         --          --         --         659         659
Amortization of ESOP ...................        --        223          --         --          --        688          --         911
                                          -----------------------------------------------------------------------------------------

Balance at September 30, 2001 ..........  $    430  $ 201,581   $ 143,801   $  5,217   $(106,679)  $(10,550)  $  (2,129)  $ 231,671
                                          =========================================================================================

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)
                                                           Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
  Net income .......................................   $   18,711    $   17,173
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation of premises and equipment ...........          974         1,043
  Amortization of excess of cost over fair
    value of assets acquired .......................          635           635
  Amortization of ESOP .............................          911           642
  Amortization of RRP ..............................          659           860
  Net amortization of premiums and accretion
    of discounts and deferred fees .................        1,437           273
  Provision for loan losses ........................          500         1,179
  Loans originated for sale ........................      (38,693)       (2,255)
  Proceeds from sales of mortgage loans
    available for sale .............................       37,787         2,248
  Net (gain) loss on sales of loans and
    securities available for sale ..................         (625)          766
  Net (gain) loss on sales of real estate owned ....          (85)           49
  Net loss on sales of premises and equipment ......          102            --
  Decrease (increase) in interest and
    dividends receivable ...........................        1,813          (817)
  Tax benefit on stock options and RRP .............         (150)         (599)
  Increase (decrease) in other liabilities .........          241          (761)
  Decrease in other assets .........................        1,908           717
                                                       ----------    ----------
      Net cash provided by operating activities ....       26,125        21,153
                                                       ----------    ----------
Cash flows from investing activities:
  Proceeds from sales/calls/maturities of
    investment securities available for sale .......      179,940        39,490
  Purchases of investment securities available
    for sale .......................................      (43,326)      (56,730)
  Purchase of FHLB-NY stock ........................         (774)       (1,543)
  Proceeds from sales of mortgage-backed
    securities available for sale ..................      202,623       154,407
  Principal payments on mortgage-backed
    securities .....................................       96,900        71,239
  Purchases of mortgage-backed securities
    available for sale .............................     (427,431)     (130,078)
  Principal repayments on loans ....................      278,717       176,084
  Origination of loans .............................     (299,926)     (254,002)
  Purchases of mortgage loans ......................      (14,153)      (69,331)
  Purchase of Bank Owned Life Insurance ("BOLI") ...      (25,000)           --
  Proceeds from sale of real estate owned ..........          565           306
  Proceeds from sales of premises and equipment ....          186            --
  Purchases of premises and equipment ..............         (645)         (394)
                                                       ----------    ----------
      Net cash used in investing activities ........      (52,324)      (70,552)
                                                       ----------    ----------
Cash flows from financing activities:
  Purchase of treasury stock .......................      (18,324)      (38,931)
  Purchase and retirement of common stock ..........          (56)          (14)
  Stock options exercised ..........................          921            80
  Cash dividends paid ..............................       (7,215)      (11,849)
  Net increase in deposits .........................       75,612           354
  Net increase in short-term borrowed funds ........           --       168,050
  Proceeds from borrowed funds .....................      285,000       296,000
  Repayment of  borrowed funds .....................     (275,104)     (382,011)
  Net increase in advances by borrowers
    for taxes and insurance ........................          896         1,432
                                                       ----------    ----------
      Net cash provided by financing activities ....       61,730        33,111
                                                       ----------    ----------
      Net increase (decrease) in cash and
        cash equivalents ...........................       35,531       (16,288)
Cash and cash equivalents at beginning of period ...       35,119        30,607
                                                       ----------    ----------
Cash and cash equivalents at end of period .........   $   70,650    $   14,319
                                                       ==========    ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .......................................   $   58,035    $   58,879
    Income taxes ...................................        6,107         9,350
  Non cash investing and financing activities
    for the period:
    Transfer of loans to real estate owned .........   $      305    $      104

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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2001. These interim financial statements should be read in conjunction with the December 31, 2000 Annual Report to Stockholders.

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

Calculation of Basic and Diluted Earnings Per Share
--------------------------------------------------------
(dollars in thousands, except per share data)

                                 Three months ended         Nine months ended
                                    September 30,             September 30,
                              ------------------------  ------------------------
                                  2001         2000         2001         2000
                              -----------  -----------  -----------  -----------
Net income .................  $     6,569  $     5,641  $    18,711  $    17,173
                              ===========  ===========  ===========  ===========

Basic weighted-average
  common shares
  outstanding ..............   29,843,217   32,531,953   30,477,126   34,020,609
Plus: Dilutive stock
  options and awards .......      748,334      313,781      672,503      296,418
                              -----------  -----------  -----------  -----------
Diluted weighted-average
  common shares
  outstanding ..............   30,591,551   32,845,734   31,149,629   34,317,027
                              ===========  ===========  ===========  ===========

Net income per common share:
  Basic ....................  $      0.22  $      0.17  $      0.61  $      0.50
                              ===========  ===========  ===========  ===========
  Diluted ..................  $      0.21  $      0.17  $      0.60  $      0.50
                              ===========  ===========  ===========  ===========


(3)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.075 per share on July 24, 2001, payable August 31, 2001, to stockholders of record on August 17, 2001.

(4)  COMMITMENTS AND CONTINGENCIES

At September 30, 2001, the Company had the following commitments: (i) to originate loans of $90.7 million; (ii) to purchase mortgage loans of $1.5 million; (iii) unused equity lines of credit of $54.6 million; (iv) unused commercial lines of credit of $11.7 million; (v) unused construction lines of credit of $58.8 million; and (vi) letters of credit outstanding totaling $2.3 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $544.3 million at September 30, 2001.

(5)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                        2001             2000
                                                      --------         --------
Balance at beginning of period                        $ 12,341         $ 11,004
Provision charged to operations                            500            1,179
Charge offs, net of recoveries                             (34)            (102)
                                                      --------         --------
Balance at end of period                              $ 12,807         $ 12,081
                                                      ========         ========

(6)  COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $11.4 million and $10.8 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive income totaled $32.5 million and $17.8 million, respectively.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the initial adoption of SFAS No. 144 will have a significant impact on the Company's financial statements.

In August, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not anticipate that SFAS No. 143 will significantly impact the Company's consolidated financial statements.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

SFAS No. 142 requires that goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

The Company adopted the provisions of SFAS No. 141 in July, 2001. The initial adoption of SFAS No. 141 had no impact on the Company's consolidated financial statements. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company currently has no recorded goodwill and does not anticipate that SFAS No. 142 will significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles.

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

ASSETS. Total assets grew to $2.1 billion at September 30, 2001, an increase of $96.0 million, or 4.9%, from December 31, 2000. The change in assets consisted primarily of increases in loans receivable, mortgage-backed securities ("MBS") available for sale, cash and cash equivalents and other assets, partially offset by a decrease in investment securities available for sale.

Net loans totaled $1.2 billion at September 30, 2001, an increase of $35.2 million, or 3.0%, from December 31, 2000. Of the total loan portfolio at September 30, 2001, 1-4 family mortgage loans comprised 69.7%, home equity loans represented 9.2%, commercial real estate, multi-family and construction loans comprised 19.4%, and other consumer loans accounted for 1.7%.

Total loan originations for the nine months ended September 30, 2001, were $338.6 million, compared to $256.3 million for the same period in 2000. Fixed-rate, 1-4 family first mortgage loan originations totaled $69.6 million, or 20.5% of production, while adjustable-rate, 1-4 family first mortgage loans accounted for $81.7 million, or 24.1%, of total originations for the first nine months of 2001. Also during the first nine months of 2001, consumer loan originations, including home equity loans and credit lines, totaled $83.1 million, or 24.5% of total originations. During the same period, construction lending totaled $56.4 million, or 16.7% of total originations, while commercial real estate, commercial and multi-family loan originations totaled $47.9 million, or 14.1%. In addition, the Company purchased $14.2 million of primarily adjustable-rate, single-family first mortgage loans through correspondents during the nine months ended September 30, 2001. Purchased loans are re-underwritten by the Bank and are extended at rates higher than those currently offered by the Bank.

Repayment of principal on loans totaled $278.7 million for the nine months ended September 30, 2001, compared to $176.1 million for the same period in 2000. Mortgage loan refinancing totaled $47.5 million during the first nine months of 2001, up from $6.6 million for the first nine months of 2000, as borrowers capitalized on the lower interest rate environment. In addition, the Company sold $37.7 million of primarily fixed-rate, 1-4 family mortgage loans during the first nine months of 2001 as part of its on-going interest rate risk management process and to provide additional funding for current operations.

Management has emphasized the origination of loans in an effort to increase loans as a percentage of assets. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Bank.

MBS available for sale increased $140.6 million, or 31.4%, to $587.6 million at September 30, 2001, from $447.0 million at December 31, 2000. The increase was primarily due to purchases of MBS of $427.4 million exceeding sales and principal repayments of $202.6 million and $96.9 million, respectively, for the nine month period ended September 30, 2001. Due to the increased steepness of the yield curve, the Company executed several leveraged securities purchases in recent months, acquiring approximately $138.5 million in MBS which were funded by longer-term borrowings. Leveraged growth has a positive impact on the Company's net interest income, earnings and return on average equity, while causing some compression of its net interest margin. The Company will continue to evaluate leveraged growth opportunities in the future, giving appropriate consideration to market conditions and balance sheet composition.

Other assets increased $15.6 million to $27.0 million at September 30, 2001, from $11.3 million at December 31, 2000. The increase was primarily due to the purchase of $25.0 million of Bank Owned Life Insurance ("BOLI") late in the second quarter of 2001. BOLI provides an attractive tax-exempt return to the Company and is used to fund various employee benefit costs. This increase in other assets was partially offset by a reduction in the deferred tax asset associated with unrealized securities losses, as the interest rate environment continued to decline throughout the first nine months of 2001 and investment portfolio market values increased.

Investment securities available for sale decreased $128.6 million, or 54.7%, to $106.3 million as of September 30, 2001, from $235.0 million at December 31, 2000. For the nine months ended September 30, 2001, purchases of investment securities available for sale totaled $43.3 million, while sales, calls and maturities totaled $179.9 million. Lower market interest rates resulted in a significant increase in the exercise of call provisions on U.S. government agency debt securities during the first nine months of 2001. Proceeds from sales, calls and maturities were used to fund loan growth, purchase BOLI, purchase MBS and repurchase the Company's common stock.

LIABILITIES. Total deposits increased $75.6 million, or 6.2%, to $1.3 billion at September 30, 2001. This growth was primarily in core deposits, consisting of checking, savings and money market accounts. These core deposit categories grew by $60.0 million to $630.4 million, and accounted for 48.7% of total deposits at September 30, 2001. Certificates of deposit increased by $15.6 million, or 2.4%, compared with year-end 2000, with most of the increase occurring in three-month and six-month maturity certificates.

Borrowed funds increased $9.9 million, or 2.0%, to $515.9 million at September 30, 2001, from $506.0 million at December 31, 2000.

CAPITAL. The Company's stockholders' equity increased $9.5 million, or 4.3%, to $231.7 million at September 30, 2001, from $222.2 million at December 31, 2000. The increase in equity was a result of net income of $18.7 million for the nine months ended September 30, 2001, an increase in net unrealized gains on securities available for sale of $13.8 million, the exercise of stock options and the amortization of stock-based compensation and benefit plans and related tax benefits of $2.6 million. These increases were partially offset by the repurchase of $18.4 million of the Company's common stock and cash dividends declared of $7.2 million. In June 2001, the Company announced the commencement of a 5% stock repurchase program, the Company's fifth such repurchase program since going public in April 1998. The Company repurchased 78,500 shares and 1,617,490 shares, respectively, during the three and nine months ended September 30, 2001, at an average cost per share of $12.05 and $11.33, respectively. Stated and tangible book value per share at September 30, 2001, were $7.41 and $7.23, respectively.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and Total Risk-based Capital requirements. At September 30, 2001, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                            Required              Actual
                       ------------------   ------------------  Excess of Actual
                                    % of                 % of    Over Regulatory
                         Amount    Assets    Amount     Assets    Requirements
                       ------------------   ------------------   ---------------

Leverage Capital       $ 80,776     4.00%   $181,227     8.97%       $100,451
Risk-based Capital:
Tier 1                   41,704     4.00%    181,227    17.38%        139,523
Total                    83,407     8.00%    194,034    18.61%        110,627

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

The most significant sources of funds for the first nine months of 2001 were principal repayments and prepayments of loans and mortgage-backed securities, totaling $278.7 million and $96.9 million, respectively. As interest rates continue to decline, the Company anticipates that prepayments on loans and MBS will continue at an accelerated pace. Other significant sources of funds for the nine months ended September 30, 2001, were proceeds from sales of MBS available for sale totaling $202.6 million, sales and calls of investment securities available for sale of $179.9 million, deposit growth of $75.6 million, and proceeds from the sales of mortgage loans totaling $37.8 million. If necessary, the Company has additional borrowing capacity with FHLB-NY, including an available overnight line of credit of up to $50.0 million. At September 30, 2001, the Company had unpledged investment securities and MBS available for sale with a market value of $287.1 million.

The primary investing activities of the Company for the first nine months of 2001 were the origination of loans totaling $338.6 million, purchases of mortgage-backed securities available for sale totaling $427.4 million, and purchases of investment securities available for sale totaling $43.3 million. Other significant uses of funds during the nine months ended September 30, 2001, were $25.0 million in purchases of BOLI, $18.4 million in repurchases of common stock, $14.2 million in purchases of mortgage loans and $7.2 million in cash dividends paid.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

RESULTS OF OPERATIONS. Net income for the three and nine months ended September 30, 2001, totaled $6.6 million and $18.7 million, respectively. This represented increases of $928,000 and $1.5 million, or 16.5% and 9.0%, respectively, over net income of $5.6 million and $17.2 million for the comparable 2000 periods. For the quarter ended September 30, 2001, basic and diluted earnings per share were $0.22 and $0.21, respectively, representing a 26.9% and 25.0% increase, respectively, over third quarter 2000 basic and diluted earnings per share of $0.17. For the nine months ended September 30, 2001, basic and diluted earnings per share were $0.61 and $0.60, respectively, representing a 21.6% and 20.0% increase, respectively, over basic and diluted earnings per share of $0.50 for the first nine months of 2000.

Annualized return on average equity improved to 11.50% and 10.98% for the three and nine months ended September 30, 2001, respectively, from 10.23% and 10.10% for the comparable 2000 periods. Annualized return on average assets was 1.29% and 1.25% for the three and nine months ended September 30, 2001, respectively, compared with 1.14% and 1.17% for the three and nine months ended September 30, 2000, respectively.

INTEREST INCOME. Interest income decreased by $1.8 million, or 5.2%, and $1.3 million, or 1.3%, for the three and nine months ended September 30, 2001, respectively, compared with the same periods in 2000.

Interest on loans increased $485,000 and $5.7 million, or 2.2% and 9.3%, respectively, to $22.5 million and $67.5 million for the three and nine months ended September 30, 2001, compared to $22.0 million and $61.7 million for the same periods in 2000. The average balance of the loan portfolio for the three month period ended September 30, 2001, increased $74.4 million to $1.2 billion, while the average yield on the portfolio decreased to 7.31% for the three months ended September 30, 2001, from 7.61% for the same period in 2000. The average balance of the loan portfolio for the nine month period ended September 30, 2001, increased $112.6 million to $1.2 billion, while the average yield on the portfolio decreased to 7.42% for the nine months ended September 30, 2001, from 7.48% for the same period in 2000.

Interest on securities declined $2.3 million and $7.0 million, or 17.6% and 17.3%, respectively, to $10.8 million and $33.4 million for the three and nine months ended September 30, 2001, as compared to $13.1 million and $40.5 million for the same periods in 2000. The average balance of the investment, FHLB stock and MBS available for sale portfolios totaled $738.4 million, with an annualized yield of 5.85% for the three months ended September 30, 2001, compared with an average balance of $815.0 million with an annualized yield of 6.44% for the three months ended September 30, 2000. The average balance of the investment, FHLB stock and MBS available for sale portfolios totaled $720.0 million, with an annualized yield of 6.19% for the nine months ended September 30, 2001, compared with an average balance of $843.5 million with an annualized yield of 6.39% for the nine months ended September 30, 2000.

INTEREST EXPENSE. Interest expense decreased $2.1 million to $18.8 million for the three months ended September 30, 2001, compared to $20.8 million for the same period in 2000. For the nine months ended September 30, 2001, interest expense decreased $1.4 million to $57.1 million, versus $58.4 million for the comparable 2000 period.

Interest expense on deposits decreased $335,000, or 2.7%, and increased $1.1 million, or 3.0%, to $11.9 million and $36.6 million for the three and nine months ended September 30, 2001, respectively, compared to $12.2 million and $35.5 million for the same respective periods in 2000. The quarter-to-quarter decrease is attributable to the lower average cost of deposits in the third quarter of 2001 as market interest rates significantly declined from the same period in 2000. The average cost of interest-bearing deposits fell to 3.89% for the quarter ended September 30, 2001, from 4.20% for the same period in 2000. For the quarter ended September 30, 2001, average interest-bearing deposits increased $56.8 million to $1.2 billion, compared to the same period in 2000. For the year-to-date, average interest-bearing deposits increased $27.6 million to $1.2 billion, compared to $1.1 billion for the same period in 2000. The average cost of interest-bearing deposits for the nine months ended September 30, 2001 was 4.07%, compared with 4.05% for the same period last year.

Interest on borrowed funds for the three and nine months ended September 30, 2001, decreased $1.8 million and $2.4 million, or 20.4% and 10.6%, respectively, to $6.9 million and $20.5 million, compared to $8.6 million and $22.9 million for the same respective periods in 2000. The average balance of borrowed funds for the three months ended September 30, 2001, declined to $511.2 million, from $541.6 million for the same period in 2000. The average interest rate paid on borrowed funds was 5.36% for the three months ended September 30, 2001, compared with 6.36% for the same period in 2000. The average balance of borrowed funds for the nine months ended September 30, 2001, declined to $486.1 million, from $502.6 million for the same period in 2000. The average interest rate paid on borrowed funds was 5.62% for the nine months ended September 30, 2001, compared with 6.08% for the same period in 2000.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $265,000 and $82,000, or 1.9% and 0.2%, respectively, to $14.6 million and $43.8 million for the three and nine months ended September 30, 2001, compared to $14.3 million and $43.7 million for the same periods in 2000. The increase was due to the changes in interest income and interest expense described above.

The interest rate spread increased 20 basis points to 2.44% for the three months ended September 30, 2001, compared with 2.24% for the same period in 2000. For the three months ended September 30, the average earning asset yield was 6.76% for 2001 and 7.13% for 2000, while the average cost of interest-bearing liabilities declined to 4.32% for 2001 from 4.88% for 2000. For the nine months ended September 30, 2001, the interest rate spread increased nine basis points to 2.44% compared with 2.35% for the same period in 2000. The average earning asset yield was 6.96% for the first nine months of 2001, compared with 7.01% for the first nine months of 2000, while the average cost of interest-bearing liabilities was 4.52% and 4.66% for the same respective periods.

The net interest margin was 2.96% and 3.02% for the three and nine months ended September 30, 2001, respectively, compared with 2.90% and 3.00% for the three and nine months ended September 30, 2000, respectively. Net interest margin has been affected by the purchase of $25.0 million of BOLI in June, 2001, as well as leveraged MBS purchases of approximately $138.5 million. Each of these actions, while causing net interest margin compression, enhance earnings and return on stockholders' equity. The purchase of BOLI resulted in a $25.0 million reduction of interest-earning assets and an increase in other assets, and the income resulting from the increase in cash surrender value of BOLI is reported as non-interest income.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and nine months ended September 30, 2001, decreased $243,000 and $679,000, or 61.8% and 57.6%, respectively, to $150,000 and $500,000, compared to $393,000 and $1.2 million for the same periods in 2000. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. Loans receivable totaled $1.2 billion at September 30, 2001 and December 31, 2000, while non-performing loans declined to $2.2 million at September 30, 2001, from $2.4 million at December 31, 2000, and $2.8 million at September 30, 2000. The allowance for loan losses as a percentage of total loans was 1.04% and 1.03% at September 30, 2001, and December 31, 2000, respectively. In management's opinion, the allowance for loan losses, totaling $12.8 million at September 30, 2001, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding non-accrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest is considered doubtful, generally when 90 days or more delinquent and when loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Total foreclosed real estate ("REO"), net, totaled $79,000 at September 30, 2001, and consisted of two residential properties, one of which is under contract for sale.


                               Sept. 30, June 30,  Mar. 31,  Dec. 31,  Sept. 30,
(dollars in thousands) ........  2001      2001      2001      2000      2000
                                ------    ------    ------    ------    ------
Non-accrual mortgage loans .... $1,904    $1,828    $1,922    $2,334    $2,620
Non-accrual other loans .......    --        --        --        15        --
                                ------    ------    ------    ------    ------
  Total non-accrual loans .....  1,904     1,828     1,922     2,349     2,620
Loans 90 days or more
  delinquent and
  still accruing ..............    263       413        40        40       166
Restructured loans ............     --        --        --        --        --
                                ------    ------    ------    ------    ------
Total non-performing loans ....  2,167     2,241     1,962     2,389     2,786
Total foreclosed real estate,
  net of related allowance ....     79       531       445       257       215
                                ------    ------    ------    ------    ------
Total non-performing assets ... $2,246    $2,772    $2,407    $2,646    $3,001
                                ======    ======    ======    ======    ======
Non-performing loans to
  loans receivable, net .......   0.18%     0.18%     0.16%     0.20%     0.24%
Non-performing assets
  to total assets .............   0.11%     0.14%     0.12%     0.13%     0.15%

NON-INTEREST INCOME. Non-interest income increased $1.3 million, to $1.4 million for the three months ended September 30, 2001, compared to $70,000 for the same period in 2000. For the nine months ended September 30, 2001, non-interest income totaled $3.4 million, an increase of $1.9 million, or 125.5% from the same period in 2000. The increase was primarily attributable to net gains on sales of loans and securities totaling $147,000 and $625,000 for the three and nine months ended September 30, 2001, respectively, compared with losses of $669,000 and $766,000 for the respective 2000 periods. The sales of loans and securities and related gains or losses are dependent on market conditions, as well as the Company's liquidity and risk management requirements. In addition, income resulting from the increase in the cash surrender value of BOLI purchased in June, 2001, totaled $373,000 and $443,000 for the three and nine months ended September 30, 2001, respectively.

NON-INTEREST EXPENSE. Non-interest expense for the three and nine months ended September 30, 2001, increased $472,000 and $937,000, or 8.1% and 5.1%, respectively, to $6.3 million and $19.3 million, compared to $5.8 million and $18.4 million for the same periods in 2000.

Compensation and benefits increased $330,000 and $713,000, or 9.5% and 6.6%, respectively, to $3.8 million and $11.5 million for the three and nine months ended September 30, 2001, primarily as a result of increased healthcare and other benefit costs.

General and administrative expenses increased $124,000 and $347,000, or 14.1% and 12.1%, respectively, to $1.0 million and $3.2 million for the three and nine months ended September 30, 2001, primarily due to increased legal fees, MAC charges, telecommunications expense and costs associated with the implementation of Internet banking and branch automation initiatives.

The Company's annualized non-interest expense, excluding amortization of intangibles, divided by average assets was 1.19% and 1.25% for the three and nine months ended September 30, 2001, respectively, compared to 1.13% and 1.21% for the three and nine months ended September 30, 2000, respectively. The Company's efficiency ratio, calculated as non-interest expense divided by the sum of net interest income plus non-interest income, excluding gains on the sale of loans and securities, was 39.7% and 41.5% for the three and nine months ended September 30, 2001, respectively, compared with 38.5% and 39.9% for the comparable 2000 periods.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2001).


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

             3.2    Bylaws of First Sentinel Bancorp, Inc.                 *

              4     Stock certificate of First Sentinel Bancorp, Inc.      *

             11     Statement re: Computation of Ratios                  Page 7
          ----------------------------------------------------------------------

          b.)  Reports on Form 8 - K
               ---------------------
                       None.

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


                               FIRST SENTINEL BANCORP, INC.




Date:  November 13, 2001       By: JOHN P. MULKERIN
                                   ----------------
                                   John P. Mulkerin
                                   President and Chief Executive Officer


Date:  November 13, 2001       By: CHRISTOPHER MARTIN
                                   ------------------
                                   Christopher Martin
                                   Executive Vice President and Chief Operating
                                   and Financial Officer and Corporate Secretary