Form 10-K
period 2001-12-31
FIRST SENTINEL BANCORP INC
filed 2002-04-01
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2001

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

                                Yes [X]     No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the closing price of its Common Stock on March 15, 2002, as quoted by the Nasdaq Stock Market, was approximately $353.2 million. Solely for the purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 15, 2002, there were 43,106,742 shares issued and 30,768,065 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

I. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001 (Part II).

II. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 21, 2002 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 22, 2002 (Part III).

                                      INDEX

                                                                            PAGE
PART I
          Item 1.  Business .................................................  3
          Item 2.  Properties ............................................... 31
          Item 3.  Legal Proceedings ........................................ 32
          Item 4.  Submission of Matters to a Vote of Security Holders ...... 33

PART II   Item 5.  Market for Registrant's Common Equity and Related
                   Stockholder Matters ...................................... 33
          Item 6.  Selected Financial Data .................................. 33
          Item 7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ............ 33
          Item 7A. Quantitative and Qualitative Disclosures
                   About Market Risk ........................................ 33
          Item 8.  Financial Statements and Supplementary Data .............. 33
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure ...................... 33

PART III
          Item 10. Directors and Executive Officers of the Registrant ....... 33
          Item 11. Executive Compensation ................................... 33
          Item 12. Security Ownership of Certain Beneficial Owners
                   and Management ........................................... 34
          Item 13. Certain Relationships and Related Transactions ........... 34

PART IV
          Item 14. Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K .............................................. 34

SIGNATURES .................................................................. 37

                                     PART I

ITEM 1. BUSINESS

FIRST SENTINEL BANCORP, INC.

       First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") is a Delaware corporation organized by First Savings Bank ("First Savings" or the "Bank") for the purpose of holding all of the capital stock of the Bank. At December 31, 2001, the Company had consolidated total assets of $2.1 billion and total stockholders' equity of $230.1 million. The Company is a unitary thrift holding company subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC").

       The Company's executive offices are located at 1000 Woodbridge Center Drive, Woodbridge, New Jersey 07095. The Company's telephone number is (732) 726-9700.

FIRST SAVINGS BANK

       First Savings is a New Jersey-chartered, capital stock savings bank headquartered in Woodbridge, New Jersey. First Savings has operated in its present market area since 1901.

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

       In an effort to enhance its long-term profitability and increase its market share, the Company has endeavored to expand its traditional thrift lending and securities investment strategy. Toward this end, the Bank continues to diversify and expand upon the products and services it offers by focusing on both lending and deposit services to small and medium-sized retail businesses. The Bank has increased its emphasis on the origination of commercial real estate, construction and commercial loans, as well as the marketing of its business checking accounts and other business-related services. To develop full-service relationships with commercial customers, the Bank provides merchant services, such as merchant credit card processing, overdraft sweep accounts, express teller services and escrow management. The Bank has hired, and intends to continue hiring, additional personnel with expertise in commercial lending to facilitate growth in this area. The Bank has also increased loan volumes through the use of third-party correspondent lending. Purchased loans were primarily one-to-four family adjustable-rate mortgages, underwritten internally, with higher rates than those currently offered by the Bank. Third-party correspondent lending is expected to continue to play a minor role in the future operations of the Bank.

       As part of the Company's asset/liability management strategy, and as a means of enhancing profitability, the Company also invests in investment and mortgage-backed securities. In recent years, the Company has utilized its ability to borrow as an alternative means of funding asset growth. The average balance of borrowings outstanding for the years ended December 31, 2001, 2000 and 1999 was $495.7 million, $503.4 million and $325.5 million, respectively. The Company will continue to evaluate leveraged growth opportunities as market conditions allow.

       The Company repurchased 1.9 million shares, or $22.2 million, of its common stock during 2001 as part of its ongoing capital management strategy. At December 31, 2001, the Company was eligible to repurchase an additional 745,000 shares under a 5% stock repurchase program authorized in June, 2001.

       The Company progressed with teller platform automation initiatives in 2001. The initial phases resulted in lower printing costs and a streamlined transaction process. The Company anticipates that as the system evolves, realization of further efficiencies and enhanced sales capabilities will be achieved. In addition, the Company introduced transactional Internet banking in 2001. Supplementing the Company's existing delivery channels, Internet banking provides customers with on-line access to commercial and retail services. These services include on-line loan applications, funds transfers, electronic bill payment, and the receipt of on-line statements.

       The Company intends to actively seek additional expansion opportunities in the areas surrounding its current branch locations. Accordingly, the Company purchased an existing bank branch facility in Somerset, New Jersey, in December 2001. This new branch location opened in February 2002.

MARKET AREA AND COMPETITION

       The Company currently operates 23 branch offices in central New Jersey, 18 of which are located in Middlesex County, two in Monmouth County and one in each of Mercer, Somerset and Union Counties. The Company's deposit gathering base is concentrated in the communities surrounding its offices. The majority of the Company's loan originations are derived from northern and central New Jersey, which is a part of the New York City metropolitan area and which has historically benefited from having a large number of corporate headquarters and a concentration of financial services-related industries. The area also has a well-educated employment base and a large number of industrial, service and high-technology businesses. Relatively low unemployment levels and favorable interest rates have contributed to the appreciation in New Jersey's real estate market in recent years. Whether such appreciation will continue is dependent, in large part, upon the general economic condition of both New Jersey and the United States and other factors beyond the Company's control and, therefore, cannot be estimated.

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

(Dollars in thousands)

                                                                      For the Year Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                     2001                            2000                          1999
                                       -----------------------------   -----------------------------   -----------------------------
                                                            Average                         Average                         Average
                                         Average             Yield/      Average             Yield/      Average             Yield/
                                         Balance   Interest   Cost       Balance   Interest   Cost       Balance   Interest   Cost
                                       -----------------------------   -----------------------------   -----------------------------
ASSETS:
  Interest-earning assets:
    Loans, net (1) .................   $1,220,059   $ 89,678   7.35%   $1,121,386   $ 84,174   7.51%   $  934,991   $ 68,656   7.34%
    Investment and mortgage-
      backed securities
      available for sale (2) .......      735,600     43,907   5.97       818,035     52,615   6.43       904,744     54,732   6.05
                                       ---------------------           ---------------------           ---------------------
        Total interest-earning
          assets ...................    1,955,659    133,585   6.83     1,939,421    136,789   7.05     1,839,735    123,388   6.71
  Non-interest earning assets ......       63,937                          20,695                          46,536
                                       ----------                      ----------                      ----------
        Total assets ...............   $2,019,596                      $1,960,116                      $1,886,271
                                       ==========                      ==========                      ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY:
  Interest-bearing liabilities:
    NOW and money market
      accounts .....................   $  381,613      9,654   2.53    $  354,135      9,452   2.67    $  347,325      9,395   2.70
    Savings accounts ...............      168,520      3,790   2.25       166,127      3,744   2.25       170,907      3,931   2.30
    Certificate accounts ...........      660,120     33,764   5.11       646,791     34,783   5.38       686,754     33,900   4.94
    Borrowed funds .................      495,674     27,476   5.54       503,372     30,893   6.14       325,501     17,780   5.46
                                        --------------------           ---------------------           ---------------------
        Total interest-bearing
          liabilities ..............    1,705,927     74,684   4.38     1,670,425     78,872   4.72     1,530,487     65,006   4.25
  Non-interest bearing deposits ....       53,394                          48,582                          44,755
  Other liabilities ................       31,941                          15,253                          15,004
                                       ----------                      ----------                      ----------
        Total liabilities ..........    1,791,262                       1,734,260                       1,590,246
                                       ----------                      ----------                      ----------
  Stockholders' equity .............      228,334                         225,856                         296,025
                                       ----------                      ----------                      ----------
        Total liabilities and
          stockholders' equity......   $2,019,596                      $1,960,116                      $1,886,271
                                       ==========                      ==========                      ==========
Net interest income/interest
  rate spread(3)....................                 $58,901   2.45%                 $57,917   2.33%                 $58,382   2.46%
                                                     ==============                  ==============                  ==============
Net interest-earning assets/net
  interest margin (4)...............     $249,732              3.01%     $268,996              2.99%     $309,248              3.17%
                                        ==========   ==============    ==========            ======    ==========           =======
Ratio of interest-earning
  assets to interest-bearing
  liabilities ......................         1.15 X                          1.16 x                          1.20 x
                                        ==========                     ==========                      ==========

(1)  Loans receivable, net includes non-accrual loans.
(2) Includes federal funds sold and FHLB-NY stock. All securities are presented at amortized cost.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

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

(In thousands)

                                         Year Ended December 31, 2001          Year Ended December 31, 2000
                                            Compared to Year Ended                Compared to Year Ended
                                              December 31, 2000                     December 31, 1999
                                         -----------------------------        -------------------------------
                                          Increase (Decrease)                  Increase (Decrease)
                                                Due to                               Due to
                                         --------------------                 --------------------
                                          Volume      Rate       Net           Volume      Rate        Net
                                         -------    -------    -------        --------    -------    --------
INTEREST-EARNING ASSETS:
  Loans receivable, net ..............   $ 7,320    $(1,816)   $ 5,504        $ 13,903    $ 1,615    $ 15,518
  Investment and mortgage-backed
    securities and loans available
    for sale .........................    (5,093)    (3,615)    (8,708)         (5,433)     3,316      (2,117)
                                         -------    -------    -------        --------    -------    --------
  Total ..............................     2,227     (5,431)    (3,204)          8,470      4,931      13,401
                                         -------    -------    -------        --------    -------    --------

INTEREST-BEARING LIABILITIES:
  Deposits:
    NOW and money market demand ......       713       (511)       202             169       (112)         57
    Savings ..........................        46         --         46            (105)       (82)       (187)
    Certificates of deposit ..........       720     (1,739)    (1,019)         (2,039)     2,922         883
  Borrowed funds .....................      (463)    (2,954)    (3,417)         10,680      2,433      13,113
                                         -------    -------    -------        --------    -------    --------
  Total ..............................     1,016     (5,204)    (4,188)          8,705      5,161      13,866
                                         =======    =======    =======        ========    =======    ========
Change in net interest income ........   $ 1,211    $  (227)   $   984        $   (235)   $  (230)   $   (465)
                                         =======    =======    =======        ========    =======    ========

LENDING ACTIVITIES

       LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences and commercial real estate. At December 31, 2001, the Company's loan portfolio totaled $1.2 billion, of which $858.0 million, or 68.4% were one-to-four family residential mortgage loans. At that date, the Company's loan portfolio also included $113.0 million of home equity loans and lines of credit generally secured by second liens on one-to-four family residential properties, $71.6 million of net construction loans, $167.8 million of commercial real estate loans, and $23.4 million of multi-family residential mortgage loans, which represented 9.0%, 5.7%, 13.4% and 1.8%, respectively, of total loans receivable. Of the mortgage loan portfolio outstanding at December 31, 2001, 46.5% were fixed-rate loans and 53.5% were adjustable-rate mortgage ("ARM") loans. Other loans held by the Company, which consist of loans on deposit accounts, commercial, personal, and automobile loans, totaled $21.3 million, or 1.7% of total loans outstanding at December 31, 2001. The Company anticipates continued growth in construction, commercial and commercial real estate loans, both in amount and as a percentage of total loans receivable, in the foreseeable future.

       The majority of the loans originated by the Company are held for investment. In order to manage interest rate risk and diversify credit risk, however, the Company periodically sells 30-year, fixed-rate conforming loans to the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"), FHLB-NY and institutional investors and generally retains servicing rights. All such loans are sold without recourse. At December 31, 2001, the Company's servicing portfolio totaled $96.1 million. The Company had $5.5 million in loans held for sale at December 31, 2001.

       The Company also invests in mortgage-backed securities and other mortgage-backed products such as collateralized mortgage obligations ("CMOs"). At December 31, 2001, mortgage-backed securities, including CMOs, were $642.7 million, or 30.0% of total assets, of which 64.5% were secured by ARM loans. The majority of the Company's mortgage-backed securities are insured or guaranteed by Freddie Mac, the Government National Mortgage Association ("GNMA"), or Fannie Mae ("FNMA"). At December 31, 2001, all mortgage-backed securities were classified as available for sale. Mortgage-backed securities available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions, or to provide liquidity to fund activities such as common stock repurchases or loan originations. The Company expects to classify all mortgage-backed security purchases as available for sale in the foreseeable future.

       The following table sets forth the composition of the Company's loan and mortgage-backed securities portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

                                                                            At December 31,
                                 --------------------------------------------------------------------------------------------------
                                          2001                 2000                 1999               1998              1997
                                 ------------------   ------------------   ------------------   ----------------   ----------------
                                            Percent              Percent              Percent            Percent            Percent
                                  Amount    of total    Amount   of total    Amount   of total   Amount  of total   Amount  of total
                                 ----------  ------   ----------  ------   ----------  ------   --------  ------   --------  ------
Mortgage loans (1):
   One-to-four family .........  $  857,973   68.37%  $  879,578   73.59%  $  774,858   75.52%  $657,284   76.10%  $566,625   78.25%
   Home equity ................     112,958    9.00      114,152    9.55       98,324    9.58     82,672    9.57     56,533    7.81
   Construction (2) ...........      71,590    5.70       41,291    3.45       26,890    2.62     23,349    2.70     17,827    2.46
   Commercial real estate .....     167,806   13.37      131,072   10.97       96,821    9.44     65,069    7.53     54,926    7.58
   Multi-family ...............      23,396    1.86       13,079    1.09       12,499    1.22     17,589    2.04     21,292    2.94
                                 ----------  ------   ----------  ------   ----------  ------   --------  ------   --------  ------
     Total mortgage loans .....   1,233,723   98.30    1,179,172   98.65    1,009,392   98.38    845,963   97.94    717,203   99.04
Other loans ...................      21,347    1.70       16,121    1.35       16,638    1.62     17,817    2.06      6,954    0.96
                                 ----------  ------   ----------  ------   ----------  ------   --------  ------   --------  ------
     Total loans receivable ...   1,255,070  100.00%   1,195,293  100.00%   1,026,030  100.00%   863,780  100.00%   724,157  100.00%
                                             ======               ======               ======             ======             ======
Less:
Net deferred loan fees
  (costs) and (premiums)
  and discounts ...............        (641)              (1,850)              (1,090)              (422)              (107)
Allowance for loan losses .....      12,932               12,341               11,004              9,505              8,454
                                 ----------           ----------           ----------           --------           --------
     Total loans receivable,
       net ....................  $1,242,779           $1,184,802           $1,016,116           $854,697           $715,810
                                 ==========           ==========           ==========           ========           ========

Mortgage loans:
   ARM ........................  $  660,047   53.50%  $  664,164   56.32%  $  531,859   52.69%  $439,234   51.92%  $421,642   58.79%
   Fixed-rate .................     573,676   46.50      515,008   43.68      477,533   47.31    406,729   48.08    295,561   41.21
                                 ----------  ------   ----------  ------   ----------  ------   --------  ------   --------  ------
     Total mortgage loans .....  $1,233,723  100.00%  $1,179,172  100.00%  $1,009,392  100.00%  $845,963  100.00%  $717,203  100.00%
                                 ==========   =====   ==========   =====   ==========   =====   ========   =====   ========  ======

Mortgage-backed securities :
   CMOs .......................  $  137,528   21.77%  $  201,802   44.79%  $  273,511   46.85%  $209,468   32.00%  $ 90,247   15.95%
   FHLMC ......................     296,710   46.97      159,755   35.45      166,992   28.60    235,415   35.97    253,029   44.72
   GNMA .......................      44,951    7.11       29,409    6.53       57,489    9.85     71,347   10.90    113,179   20.00
   FNMA .......................     152,603   24.15       59,628   13.23       85,828   14.70    138,286   21.13    109,415   19.33
                                 ----------  ------   ----------  ------   ----------  ------   --------  ------   --------  ------
     Total mortgage-backed
       securities .............     631,792  100.00%     450,594  100.00%     583,820  100.00%   654,516  100.00%   565,870  100.00%
                                             ======               ======               ======             ======             ======
Net premiums ..................       6,198                1,951                2,748              3,639              2,704
Net unrealized gain (loss)
  on mortgage-backed
  securities available
  for sale ....................       4,726               (5,523)             (11,409)             3,726              1,876
                                 ----------           ----------           ----------           --------           --------
Mortgage-backed securities,
  net .........................  $  642,716           $  447,022           $  575,159           $661,881           $570,450
                                 ==========           ==========           ==========           ========           ========

----------
(1) Includes $5.5 million and $277,000 in mortgage loans held for sale at December 31, 2001 and 2000, respectively. No loans were classified as held for sale at December 31, 1999, 1998 or 1997.
(2) Net of loans in process of $65.1 million, $19.2 million, $28.0 million, $41.8 million, and $27.5 million at December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

LOAN MATURITY AND REPRICING

       The following table shows the maturity or period to repricing of the Company's loan portfolio at December 31, 2001. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

(In thousands)

                                              At December 31, 2001
                                  ---------------------------------------------
                                              One Year      After
                                  One Year     To Five      Five
                                  or Less       Years       Years       Total
                                  --------    --------    --------   ----------
Mortgage loans:
  One-to-four family .........    $ 99,786    $287,777    $470,410   $  857,973
  Home equity ................      33,572      23,269      56,117      112,958
  Construction (1) ...........      71,590          --          --       71,590
  Commercial real estate .....      26,461      41,602      99,743      167,806
  Multi-family ...............         188      15,835       7,373       23,396
                                  --------    --------    --------   ----------
    Total mortgage loans .....     231,597     368,483     633,643    1,233,723
Other loans ..................      14,749       3,725       2,873       21,347
                                  --------    --------    --------   ----------
    Total loans ..............    $246,346    $372,208    $636,516    1,255,070
                                  ========    ========    ========
Net deferred loan costs and unearned premiums ....................          641
Allowance for loan losses ........................................      (12,932)
                                                                     ----------
Loans receivable, net ............................................   $1,242,779
                                                                     ==========

(1)  Excludes loans in process of $65.1 million.


       The following table sets forth at December 31, 2001, the dollar amount of loans contractually due or repricing after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates (in thousands):

                                                    Due or repricing after
                                                      December 31, 2002
                                              ----------------------------------
                                                Fixed    Adjustable     Total
                                              --------   ----------   ----------
Mortgage loans:
  One-to-four family .....................    $352,708    $405,479    $  758,187
  Home equity ............................      71,530       7,856        79,386
  Commercial real estate .................      77,709      63,636       141,345
  Multi-family ...........................       6,179      17,029        23,208
Other loans ..............................       4,272       2,326         6,598
                                              --------    --------    ----------
Total loans receivable ...................     512,398     496,326     1,008,724
Mortgage-backed securities
  (at amortized cost) ....................     227,207     165,754       392,961
                                              --------    --------    ----------
Total loans receivable and mortgage-
  backed securities ......................    $739,605    $662,080    $1,401,685
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

       At December 31, 2001, 68.4% of total loans receivable consisted of one-to-four family residential loans. The Company offers ARM loans with initial fixed-rate terms of either one, three, five, seven or ten years. After the initial fixed-rate term, the loan then converts into a one-year ARM. The
Company's ARM loans may carry an initial interest rate which is less than the fully-indexed rate for the loan. The initial discounted rate is determined by the Company in accordance with market and competitive factors. The majority of the Company's ARM loans adjust by a maximum of 2.00% per year, with a lifetime cap on increases of up to 6.00%. ARM loans are originated for terms of up to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the Company's cost of funds. The Company's fixed-rate mortgage loans currently are made for terms of 10 through 30 years.

       Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans are qualified at the starting interest rate plus 2.00% or the fully-indexed rate, whichever is lower. The Company does not originate ARM loans which provide for negative amortization. The Company also offers Limited Documentation loans that do not require income verification but do require full asset verification.

       The Company generally originates one-to-four family residential mortgage loans in amounts up to 95% of the appraised value or selling price of the mortgaged property, whichever is lower. The Company requires private mortgage insurance for all loans originated with loan-to-value ratios exceeding 80%. Generally, the minimum one-to-four family loan amount is $25,000, and the maximum loan amount is $1,000,000. The Company offers residential mortgage loans with origination fees ranging from 0.00% to 3.00%.

       HOME EQUITY LOANS AND LINES OF CREDIT. The Company originates home equity loans secured by one-to-four family residences. These loans generally are originated as fixed-rate loans with terms from five to 15 years. Home equity loans are primarily made on owner-occupied, one-to-four family residences and to the Company's first mortgage customers. These loans are generally subject to a 80% loan-to-value limitation, including any other outstanding mortgages or liens where the first mortgage lien is held by the Company, and 75% on all other loans. In addition, the Company currently offers home equity loans for qualified borrowers with a loan-to-value ratio of up to 100%. The Company obtains private mortgage insurance for some of these types of loans, depending on the underwriting and first lien position. The Company also offers "Helping Hand" home equity loans for low income borrowers, with maximum terms of ten years, with loan-to-value ratios of up to 100% and a maximum loan amount of $20,000. Generally, the Company's minimum equity loan is $10,000 and the maximum equity loan is $500,000. As of December 31, 2001, the Company had $71.8 million in fixed-rate home equity loans outstanding.

       The Company also offers a variable rate, home equity line of credit, which is a credit line based on the applicant's income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment where the first mortgage lien is held by the Company, and 75% on all other loans. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Company presently charges no origination fees for these loans. A borrower is required to make monthly payments of principal and interest, at a minimum of $100.00 plus interest, based upon a 20-year amortization period. Generally, the interest rate charged is the prime rate of interest (as published in THE WALL STREET JOURNAL) (the "prime rate") plus up to ..25%. The loans have a 6.0% lifetime cap on the amount the interest rate may increase. The Company also offers a credit line product which is based on a 15 year amortization and the interest rate charged is the prime rate. These loans also have a 6.0% lifetime cap. The Company offers a fixed 6-month introductory rate on both home equity line of credit products. The introductory rate is currently 4.74%. The Company offers an additional credit line product that allows for a loan-to-value ratio of up to 100%. The rates charged on these loans vary between the prime rate plus 1.0% to the prime rate plus 1.25%. The Company's home equity lines of credit outstanding at December 31, 2001 totaled $41.2 million, with additional available credit lines of $56.5 million.

       CONSTRUCTION LENDING. At December 31, 2001, construction loans totaled $71.6 million, or 5.7% of the Company's total loans outstanding. Available credit lines totaled $65.1 million at December 31, 2001. The current policy of the Company is to charge interest rates that float at margins of up to 1.5% above the prime rate on its construction loans. The Company's construction loans typically have original principal balances that are larger than its one-to-four family mortgage loans, with the majority of the loans ranging from available lines of credit of $155,000 to $12.0 million. At December 31, 2001, the Company had 51 construction loans, 17 of which had principal outstanding of $1.0 million or more, with the largest outstanding loan balance being $11.7 million. At December 31, 2001, all of the Company's construction lending portfolio consisted of loans secured by property located in the State of New Jersey, primarily for the purpose of constructing one-to-four family homes.

       The Company will originate construction loans on unimproved land in amounts up to 70% of the lower of the appraised value or the cost of the land. The Company also originates loans for site improvements and construction costs in amounts up to 75% of actual costs or sales price where contracts for sale have been executed. Generally, construction loans are offered for 12-month to 18-month terms with up to four six-month options to extend the original term. Typically, additional loan origination fees are charged for each extension granted however, these fees have been waived occasionally. The Company requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, on all construction loans.

       Construction lending, by its nature, entails additional risks as compared with one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential mortgage lending. The Company addresses these risks through its underwriting procedures. See "Asset Quality" for further discussion.

       COMMERCIAL REAL ESTATE. At December 31, 2001, the Company had 150 loans secured by commercial real estate, totaling $167.8 million, or 13.4% of the Company's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 70% of the appraised value of the mortgaged property. The Company's commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, small industrial facilities, warehouses, storage facilities and other non-residential buildings. The largest commercial real estate loan at December 31, 2001 had an outstanding balance of $14.9 million and was secured by several self-storage facilities. Substantially all commercial real estate loans in the Company's portfolio are secured by properties located within New Jersey.

       The Company's commercial real estate loans are generally made for terms of up to 15 years. These loans typically are based upon a payout period of 10 to 25 years. To originate commercial real estate loans, the Company requires a security interest in personal property, standby assignment of rents and leases and some level of personal guarantees, if possible. The Company has established a $20.0 million maximum for any individual commercial real estate loan.

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

       MULTI-FAMILY MORTGAGE LOANS. The Company originates multi-family mortgage loans in its primary lending area. As of December 31, 2001, $23.4 million, or
1.8%,  of  the  Company's   total  loan  portfolio   consisted  of  multi-
family residential loans. At December 31, 2001, the Company had three multi-family loans with an outstanding balance in excess of $1.0 million. Large multi-family loans such as these are originated on the basis of the Company's underwriting standards for commercial real estate loans.

       OTHER LENDING. The Company also offers other loans, primarily commercial, personal, automobile, boat, motorcycle and motor home loans and loans secured by savings accounts. At December 31, 2001, $21.3 million, or 1.7%, of the loan portfolio consisted of such other loans.

       LOAN APPROVAL AUTHORITY AND UNDERWRITING. All loans secured by real estate must have the approval or ratification of the members of the Loan Committee, which consists of at least two outside directors and at least two officers engaged in the lending area. The Loan Committee meets at least monthly to review and ratify management's approval of loans made within the scope of its authority since the last committee meeting, and to approve mortgage loans made in excess of $750,000, but not greater than $1.0 million. Real estate loans in excess of $1.0 million require prior Board approval. Prior Board approval is also required for the origination of consumer and business loans in excess of $100,000 for unsecured loans, and $500,000 for secured loans.

       One-to-four family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, except as to loan amount and certain documentation. For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is requested, income, assets and certain other information are verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, performed by appraisers designated and approved by the Board of Directors. It is the Company's policy to obtain appropriate insurance protections, including title and flood insurance, on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

       LOAN SERVICING. The Company generally retains the servicing rights on loans it has sold. The Company receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. The Company was servicing $96.1 million and $75.8 million of mortgage loans for others at December 31, 2001 and 2000, respectively. The Company received $193,000 and $177,000 in servicing fees for the years ended December 31, 2001 and 2000, respectively.

       LOAN PURCHASES AND SALES. The Company is a Freddie Mac qualified servicer in good standing, and may sell any of its conforming loans originated, subject to Freddie Mac requirements, and retain the servicing rights. As a part of its asset/liability management, the Company will sell loans, on occasion, in order to reduce or minimize potential interest rate and credit risk. As of December 31, 2001, $5.5 million of mortgage loans were classified as held for sale. Mortgage loans sold totaled $46.6 and $9.8 million for the years ended December 31, 2001 and 2000, respectively. Periodically, the Company may also purchase mortgage loans. The Company purchased $19.1 and $87.8 million in mortgage loans from third-party correspondents for the years ended December 31, 2001 and 2000, respectively. The Company underwrote the loans and verified documentation prior to purchase and received representations and warranties for a one year period, including repayment of remaining purchase premiums if a loan prepays within the first 12 months.

ASSET QUALITY

       The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more, and real estate owned ("REO"). At December 31, 2001, REO totaled $42,000 and consisted of one property. It is the policy of the Company to cease accruing interest on loans 90 days or more past due with loan-to-value ratios in excess of 55% and to reverse all previously accrued interest. For the year ended December 31, 2001, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $130,000.

(Dollars in thousands)
                                                   At December 31,
                                     ------------------------------------------
                                      2001     2000     1999     1998     1997
                                     ------   ------   ------   ------   ------

Non-accrual mortgage loans ......... $1,787   $2,334   $2,311   $2,647   $4,457
Non-accrual other loans ............     --       15       45       93       --
                                     ------   ------   ------   ------   ------
    Total non-accrual loans ........  1,787    2,349    2,356    2,740    4,457
Loans 90 days or more delinquent
  and still accruing ...............     62       40      326    1,525    1,596
                                     ------   ------   ------   ------   ------
    Total non-performing loans .....  1,849    2,389    2,682    4,265    6,053
Restructured loans .................     --       --       --       --    2,103
Total real estate owned, net of
  related allowance for loss .......     42      257      466    1,453    1,516
                                     ------   ------   ------   ------   ------
Total non-performing assets ........ $1,891   $2,646   $3,148   $5,718   $9,672
                                     ======   ======   ======   ======   ======

Non-performing loans to total
  loans receivable, net ............   0.15%    0.20%    0.26%    0.50%    0.85%
Total non-performing assets
  to total assets ..................   0.09%    0.13%    0.17%    0.31%    0.61%

       CLASSIFICATION OF ASSETS. The Company classifies loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. Pursuant to the Company's internal guidelines, all loans 90 days past due are classified substandard, doubtful, or loss.

       The Company's classified assets totaled $9.0 and $5.4 million at December 31, 2001 and 2000, respectively. At December 31, 2001, $1.4 million of classified loans were secured by residential properties. The majority of the remaining $7.6 million in classified loans were secured primarily by commercial real estate. As of December 31, 2001, the Company's largest classified loan had a balance of $3.7 million and was secured by seven retail (appliance sales) stores, providing an estimated loan-to-value ratio of approximately 65%. This loan was current at December 31, 2001 and continued to accrue interest at the contractual rate, however the assets of the business are being liquidated and the borrower has sought bankruptcy protection. Of the seven properties securing this loan, four were vacant at December 31, 2001. The Company had two additional significant commercial real estate loans that were classified at December 31, 2001. Approximately $1.9 million was secured by an office building with a loan-to-value ratio of approximately 85%. This loan was paying in accordance with contractual terms and remained on accrual status at December 31, 2001. Approximately $740,000 was secured by a self-storage facility with a loan-to-value ratio of approximately 88%. This loan was also paying in accordance with contractual terms and continued to accrue interest at December 31, 2001.

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

       The Company recorded $650,000 and $1.4 million in provisions for loan losses for the years ended December 31, 2001 and 2000, respectively. The decrease in the provision for loan losses was the result of management's asset classification review, partially offset by continued growth in loans receivable. The Company believes that the allowance for loan losses is adequate. At December 31, 2001, the total allowance was $12.9 million, which amounted to 1.03% of loans receivable, net of unearned and deferred fees, and 6.8 times non-performing assets. The Company will continue to monitor the level of its allowance for loan losses in order to maintain it at a level which management considers adequate to provide for probable loan losses.

       The following table sets forth activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                        For the Years Ended December 31,
                                -----------------------------------------------
                                  2001      2000      1999      1998      1997
                                -------   -------   -------   -------   -------

Balance at beginning
  of period ..................  $12,341   $11,004   $ 9,505   $ 8,454   $ 7,781
Provision for loan losses ....      650     1,441     1,650     1,469     1,200
Charge-offs (domestic):
  Real estate - mortgage .....      (71)      (97)     (151)     (594)     (510)
  Installment loans to
  individuals ................       --        (7)       --        (2)      (17)
Recoveries (domestic):
  Real estate - mortgage .....       12        --        --        28        --
Allowance activity of
  Pulse during conforming
  period, net ................       --        --        --       150        --
                                -------   -------   -------   -------   -------
Balance at end of period .....  $12,932   $12,341   $11,004   $ 9,505   $ 8,454
                                =======   =======   =======   =======   =======

The following tables set forth the Company's percentage of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

                                                                            At December 31,
                                              -------------------------------------------------------------------------
                                                              2001                                  2000
                                              -----------------------------------     ---------------------------------
                                                                      Percent of                            Percent of
                                                        Percent of     Loans in                 Percent of   Loans in
                                                       Allowance to     Each                   Allowance to    Each
                                                            Total     Category to                  Total    Category to
                                              Amount     Allowance    Total Loans     Amount     Allowance  Total Loans
                                              ------     ---------    -----------     ------     ---------  -----------
One-to-four family .....................      $ 4,579       35.41%       68.37%      $ 4,831       39.15%       73.59%
Home equity loans ......................        1,270        9.82         9.00         1,243       10.07         9.55
Construction ...........................        2,209       17.09         5.70         1,275       10.33         3.45
Commercial real estate .................        3,674       28.41        13.37         2,637       21.37        10.97
Multi-family ...........................          351        2.71         1.86           197        1.60         1.09
                                              -------      ------       ------       -------      ------       ------
  Total mortgage loans .................       12,083       93.44        98.30        10,183       82.51        98.65
Other ..................................          849        6.56         1.70           587        4.76         1.35
Unallocated ............................           --          --           --         1,571       12.73           --
                                              -------      ------       ------       -------      ------       ------
  Total allowance for loan losses ......      $12,932      100.00%      100.00%      $12,341      100.00%      100.00%
                                              =======      ======       ======       =======      ======       ======

                                                                        At December 31,
                                ---------------------------------------------------------------------------------------------------
                                            1999                              1998                                1997
                                -------------------------------    ------------------------------     -----------------------------
                                                       Percent                           Percent                            Percent
                                                       of Loans                          of Loans                           of Loans
                                         Percent of     in Each            Percent of     in Each             Percent of     in Each
                                          Allowance    Category             Allowance    Category              Allowance    Category
                                           to Total    to Total              to Total    to Total               to Total    to Total
                                Amount    Allowance     Loans      Amount   Allowance     Loans       Amount   Allowance      Loans
                                ------    ---------     -----      ------   ---------     -----       ------   ---------      -----
One-to-four family .........   $ 4,667      42.41%      75.52%     $4,027      42.37%      76.10%     $3,867      45.75%      78.25%
Home equity loans ..........     1,086       9.87        9.58       1,090      11.47        9.57         458       5.42        7.81
Construction ...............     1,573      14.29        2.62       1,223      12.87        2.70         894      10.57        2.46
Commercial real estate .....     2,630      23.90        9.44       1,963      20.65        7.53       1,877      22.20        7.58
Multi-family ...............       250       2.27        1.22         522       5.49        2.04         777       9.19        2.94
                               -------     ------      ------      ------     ------      ------      ------     ------      ------
  Total mortgage loans .....    10,206      92.74       98.38       8,825      92.85       97.94       7,873      93.13       99.04
Other ......................       541       4.92        1.62         486       5.11        2.06         258       3.05        0.96
Unallocated ................       257       2.34          --         194       2.04          --         323       3.82          --
                               -------     ------      ------      ------     ------      ------      ------     ------      ------
  Total allowance for
    loan losses ............   $11,004     100.00%     100.00%     $9,505     100.00%     100.00%     $8,454     100.00%     100.00%
                               =======     ======      ======      ======     ======      ======      ======     ======      ======


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

       The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization or accretion of the premium or discount related to the mortgage-backed security. Premiums and discounts are amortized or accreted over the anticipated life of the loans. The prepayment assumptions used to determine the amortization or accretion period for premiums and discounts can significantly affect the yield calculation of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Authority ("FHA") or Veterans Administration ("VA") loans generally have a longer life than conventional non-assumable loans underlying Freddie Mac and FNMA mortgage-backed securities. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates whereby prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for
adjustable-rate     mortgage-backed    securities,    both    convertible    and
non-convertible.

       The Company has significant investments in mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 2001, mortgage-backed securities, net, totaled $642.7 million, or 30.0% of total assets. All such securities were classified as available for sale and carried at market value. The Company invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by Freddie Mac, GNMA and FNMA. At such date, the mortgage-backed securities portfolio had a weighted average interest rate of 6.38%. Fixed coupon rates ranged from 6.00% to 9.50% for GNMA, 6.00% to 9.00% for Freddie Mac, 5.75% to 7.00% for FNMA fixed-rate securities and 5.50% to 7.25% for fixed-rate CMOs. Adjustable-rate coupon ranges were as follows: 5.50% to 7.25% for GNMA ARM mortgage-backed securities; 5.22% to 8.46% for Freddie Mac ARM mortgage-backed securities; 6.19% to 8.19% for FNMA ARM mortgage-backed securities; and 4.35% to 6.25% for adjustable-rate CMOs.

       Included in the total mortgage-backed securities portfolio are CMOs, which had a market value of $137.1 million at December 31, 2001. The Company generally purchases short-term, sequential or planned amortization class ("PAC") CMOs. CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flows from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The CMOs and other mortgage-backed securities in which the Company invests may have a multi-class structure ("Multi-Class Mortgage Securities"). Multi-Class Mortgage Securities issued by private issuers may be collateralized by pass-through securities guaranteed by GNMA or issued by FNMA or Freddie Mac, or they may be collateralized by whole loans or pass-through mortgage-backed securities of private issuers. Each class has a specified maturity or final distribution date. In one structure, payments of principal, including any principal prepayments, on the collateral are applied to the classes in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class until all classes having an earlier stated maturity or final distribution date have been paid in full. In other structures, certain classes may pay concurrently, or one or more classes may have a priority with respect to payments on the underlying collateral up to a specified amount. The Company's funds have not and will not be invested in any class with residual characteristics. The weighted average life of CMOs at December 31, 2001, was 5.7 years. The stated weighted average contractual maturity of the Company's CMOs at December 31, 2001, was 21.8 years.

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

       The amortized cost and market value of mortgage-backed securities at December 31, 2001, by contractual maturity are shown below. Expected maturities will differ from contractual maturities due to prepayments (in thousands):

                                                            Amortized    Market
                                                              Cost        Value
                                                            --------    --------
Mortgage-backed securities available for sale due in:
   Less than one year ..................................    $     --    $     --
   One year through five years .........................       4,752       4,876
   Five years through ten years ........................      57,500      57,456
   Greater than ten years ..............................     575,738     580,384
                                                            --------    --------
                                                            $637,990    $642,716
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

       INVESTMENTS AVAILABLE FOR SALE. The Company maintains a portfolio of investments available for sale to minimize interest rate and market value risk. These investments, designated as available for sale at purchase, are marked to market in accordance with Statement of Financial Accounting Standard No. 115. The Company's Investment Policy designates what type of securities may be contained in the available for sale portfolio. This portfolio of available for sale investments is reviewed and priced at least monthly. As of December 31, 2001, the market value of investment securities available for sale was $108.0 million, with an amortized cost basis of $109.4 million, and was composed of U.S. Government and Agency securities, state and political obligations, corporate debt obligations and equity securities. The available for sale portfolio, excluding equity securities, had a weighted average contractual maturity of 9.8 years. A portion of the investment portfolio is comprised of callable agency notes, which have a variety of call options available to the issuer at predetermined dates. The investment portfolio's yield is enhanced by the addition of callable agency notes, due to the issuer's flexibility in repricing their funding source, while creating reinvestment risk to the Company. At December 31, 2001, $41.3 million, or 38.3% of the total investment portfolio was callable.

INVESTMENT PORTFOLIO. The following table sets forth certain information regarding the carrying and market values of the Company's investment portfolio at the dates indicated (in thousands):


                                                                                     At December 31,
                                                     -------------------------------------------------------------------------------
                                                               2001                       2000                         1999
                                                     -----------------------     -----------------------     -----------------------
                                                     Amortized      Market       Amortized      Market       Amortized       Market
                                                        Cost         Value          Cost         Value          Cost          Value
                                                     ---------      --------     ---------      --------     ---------      --------
Investment securities available for sale:
  U.S. Government and agency
      obligations ................................    $ 26,999      $ 27,014      $151,753      $149,149      $155,173      $146,810
  State and political obligations ................      14,029        14,029        12,813        12,451        16,976        15,706
  Corporate obligations ..........................      60,330        59,357        67,267        62,880        45,917        40,424
  Equity securities ..............................       8,051         7,588        10,817        10,490        11,149        10,650
                                                      --------      --------      --------      --------      --------      --------
      Total investment securities
        available for sale .......................    $109,409      $107,988      $242,650      $234,970      $229,215      $213,590
                                                      ========      ========      ========      ========      ========      ========

The table below sets forth certain information regarding the contractual maturities, amortized costs, market values, and weighted average yields for the Company's investment portfolio at December 31, 2001. Investments in equity securities, which have no contractual maturities, are excluded from this table.

(Dollars in thousands)

                                                                At December 31, 2001
                         ----------------------------------------------------------------------------------------------------------
                                              More than        More than
                                              One Year        Five Years        More than
                        One Year or Less    to Five Years    to Ten Years       Ten Years                   Total
                        ----------------  ---------------  ----------------  ---------------- --------------------------------------
                         Amor-  Weighted  Amor-  Weighted   Amor-  Weighted   Amor-  Weighted Average   Amor-              Weighted
                         tized  Average   tized  Average    tized  Average    tized  Average  Maturity  tized     Market    Average
                         Cost    Yield    Cost    Yield     Cost    Yield     Cost    Yield   in Years   Cost      Value     Yield
                        ------- -------- ------  --------  ------  --------  ------- -------- -------- --------  --------- ---------
Investment securities
  available for sale:
  U.S. Government
    and agency
    obligations .......  $   --    --%   $12,999   5.16%   $14,000   6.12%   $    --    --%     5.49   $ 26,999   $ 27,014   5.66%
  State and political
    obligations .......   2,507   5.13     3,443   5.52      3,697   6.25      4,381   6.88     6.84     14,028     14,029   6.07
  Corporate obligations      --     --    20,760   7.18     14,000   7.28     25,571   6.79    14.37     60,331     59,357   7.04
                         ------   ----   -------   ----    -------   ----    -------   ----    -----   --------   --------   ----
  Total investment
   securities available
   for sale ...........  $2,507   5.13%  $37,202   6.32%   $31,697   6.65%   $29,952   6.80%   10.96   $101,358   $100,400   6.54%
                         ======   ====   =======   ====    =======   ====    =======   ====    =====   ========   ========   ====

SOURCES OF FUNDS

       GENERAL. The Company's primary source of funds are deposits; proceeds from principal and interest payments on loans and mortgage-backed securities; sales of loans, mortgage-backed securities and investments available for sale; maturities of investment securities and short-term investments; and advances from the FHLB-NY, reverse repurchase agreements and other borrowed funds. Further, the Company may access additional liquidity through the capital markets, as in the trust preferred securities offering completed in November 2001.

       DEPOSITS. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of fixed-term fixed-rate certificates, passbook and statement savings, money market, Individual Retirement Accounts ("IRAs") and Negotiable Order of Withdrawal ("NOW") accounts. The flow of deposits is significantly influenced by general economic conditions, changes in money market and prevailing interest rates and competition. The Company's deposits are typically obtained from the areas in which its offices are located. The Company relies primarily on customer service and long-standing relationships to attract and retain these deposits. At December 31, 2001, $130.7 million, or 9.9%, of the Company's deposit balance consisted of IRAs. Also at that date, $200.3 million, or 15.2%, of the Company's deposit balance consisted of deposit accounts with a balance greater than $100,000. The Company does not currently accept brokered deposits.

       At December 31, 2001, certificate accounts in amounts of $100,000 or more mature as follows (in thousands):

                                                        Amount
                                                       -------
                 Maturity period
                 Three months or less .............    $36,422
                 Over 3 through 6 months ..........     20,457
                 Over 6 through 12 months .........     11,593
                 Over 12 months ...................     16,256
                                                       -------
                        Total .....................    $84,728
                                                       =======

       The following table sets forth the distribution of the Company's average accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented (dollars in thousands):

                                                                  For the Year Ended December 31,
                                        ----------------------------------------------------------------------------------
                                                 2001                          2000                          1999
                                        -----------------------       -----------------------       ----------------------
                                         Average        Average         Average       Average        Average       Average
                                         Balance         Rate           Balance        Rate          Balance         Rate
                                        ----------      -------       ----------      -------       ----------     -------
Non-interest bearing deposits ......... $   53,394           --%      $   48,582           --%      $   44,755          --%
NOW and money market accounts .........    381,613         2.53          354,135         2.67          347,325        2.70
Savings accounts ......................    168,520         2.25          166,127         2.25          170,907        2.30
                                        ----------      -------       ----------      -------       ----------     -------
   Sub-total ..........................    603,527         2.23          568,844         2.32          562,987        2.36
Certificate accounts ..................    660,120         5.11          646,791         5.38          686,754        4.94
                                        ----------      -------       ----------      -------       ----------     -------
   Total average deposits ............. $1,263,647         3.73%      $1,215,635         3.95%      $1,249,741        3.78%
                                        ==========      =======       ==========      =======       ==========     =======

       BORROWINGS. The Company's policy has been to utilize borrowings as an alternate and/or less costly source of funds. The Company obtains advances from the FHLB-NY, which are collateralized by the capital stock of the FHLB-NY held by the Company and certain one-to-four family mortgage loans held by the Company. The Company also borrows funds via reverse repurchase agreements with the FHLB-NY and primary broker/dealers. Advances from the FHLB-NY are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, for purposes other than withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. The maximum amount of FHLB-NY advances permitted to a member institution generally is reduced by borrowings from any other source. At December 31, 2001, the Company's FHLB-NY advances totaled $165.8 million, representing 8.8% of total liabilities.

       During 2001, the Company continued to borrow funds from the FHLB-NY and approved primary broker/dealers. The borrowings are collateralized by designated mortgage-backed and investment securities. The total of these borrowings at December 31, 2001 was $380.0 million, representing 20.2% of total liabilities.

       The Company also has an available overnight line-of-credit with the FHLB-NY for a maximum of $50.0 million.

       The  following  table  sets  forth  certain  information   regarding  the
Company's borrowed funds on the dates indicated (dollars in thousands):

                                                  At or For the Year Ended
                                                        December 31,
                                             ----------------------------------
                                               2001         2000         1999
                                             --------     --------     --------
FHLB-NY advances:
  Average balance outstanding ............   $128,492     $ 99,102     $ 70,914
  Maximum amount outstanding at
    any month-end during the period ......    165,814      140,200      139,250
  Balance outstanding at end of period ...    165,814       80,955      107,000
  Weighted average interest rate
    during the period ....................      5.44%        6.11%        5.43%
  Weighted average interest rate
    at end of period .....................      4.76%        6.21%        5.88%

Other borrowings:
  Average balance outstanding ............   $367,182     $404,270     $254,587
  Maximum amount outstanding at
    any month-end during the period ......    425,000      440,000      315,000
  Balance outstanding at end of period ... 380,000 425,000 315,000 Weighted average interest rate
    during the period ....................      5.59%        6.14%        5.47%
  Weighted average interest rate
    at end of period .....................      5.29%        6.16%        5.58%


SUBSIDIARY ACTIVITIES

       FSB FINANCIAL CORP. FSB Financial Corp. is a wholly-owned subsidiary of the Bank and provides a line of fixed and variable rate annuity products, along with mutual funds and term life insurance. For the year ended December 31, 2001, FSB Financial Corp. had net income of $230,000.

       1000 WOODBRIDGE CENTER DRIVE, INC. 1000 Woodbridge Center Drive, Inc. is a wholly-owned subsidiary of the Bank. 1000 Woodbridge Center Drive, Inc. is a real estate investment trust and the majority of the Bank's mortgage loan portfolio is held by this subsidiary. 1000 Woodbridge Center Drive, Inc. had net income of $34.1 million for the year ended December 31, 2001.

       FIRST SENTINEL CAPITAL TRUST I AND FIRST SENTINEL CAPITAL TRUST II. These subsidiaries are special purpose business trusts established for the issuance of $25.0 million in preferred capital securities. Each is a wholly-owned subsidiary of the Company.


       In addition, the Company has three wholly-owned subsidiaries which were inactive in 2001.


PERSONNEL

       As of December 31, 2001, the Company had 277 full-time employees and 43 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

       BAD DEBT RESERVE. In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). As of December 31, 2001, the Bank has a base year reserve subject to recapture equal to $831,000. The Bank has previously recorded a deferred tax liability for the tax effect of the bad debt recapture and as such, the new rules have no effect on net income or federal income tax expense. Retained earnings at December 31, 2001 and 2000, includes approximately $18.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in Federal tax law. At December 31, 2001 and 2000, the Company had an unrecognized tax liability of $6.5 million with respect to this reserve. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

       CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers, of which the Company currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Company does not expect to be subject to the alternative minimum tax.


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

       DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with, and pay an annual franchise tax to the State of Delaware.

                           REGULATION AND SUPERVISION

GENERAL

       The Company, as holding company for the Bank, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act, as amended (the "FDI Act"). The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

HOLDING COMPANY REGULATION

       Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL") to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the HOLA. Such election would result in its holding company being regulated as a savings and loan holding company by the OTS, rather than as a bank holding company by the Federal Reserve Board. The Bank made such election and received approval from the OTS to become a savings and loan holding company. The Company is regulated as a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) certain intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) on a monthly basis in at least 9 months out of each 12 month period. If First Savings fails the QTL test, First Sentinel Bancorp must convert to a bank holding company. Additionally, First Savings must wait five years before applying to the OTS to regain its status as a "qualified thrift lender." As of December 31, 2001, the Bank maintained 87.3% of its portfolio assets in qualified thrift investments and had more than 80% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2001, thereby qualifying under the QTL test.

       The Gramm-Leach Bliley Act ("Gramm-Leach") also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

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

       NEW JERSEY HOLDING COMPANY REGULATION. Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms "company" and "bank holding company" as such terms are defined under the BHC Act. Each bank holding company controlling a New Jersey chartered bank or savings bank is subject to examination by the Commissioner. The Commissioner regulates, among other things, the Bank's internal business procedures as well as its deposits, lending and investment activities. The Commissioner must approve changes to the Bank's Certificate of Incorporation, establishment or relocation of branch offices, mergers and the issuance of additional stock.

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

       The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

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

       The FDIC adopted a regulation effective April 1, 2002, that established minimum regulatory capital requirements for equity investments in nonfinancial companies. The regulation applies a series of marginal capital charges that range from 8% to 25% depending upon the size of the aggregate equity investment portfolio of the banking organization relative to its Tier 1 capital. The capital charge would be applied by making a deduction, which would be based on the adjusted carrying value of the equity investment from the organization's Tier 1 capital. Management does not believe this new capital requirement will have a material adverse effect upon the Company's operations. However, management will have to take this requirement into consideration should the Company, at some point in the future, decide to invest in nonfinancial companies.

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

       Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any written agreement, order or directive by the OTS to meet a specific capital level. As of December 31, 2001, First Sentinel was considered "well capitalized" by the OTS.

       INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Bank are presently insured by SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. The assessment rates for our SAIF-assessable deposits are zero basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. The FDIC has recently alerted insured institutions to the possibility of higher deposit insurance premiums in the second half of 2002. The FDIC stated that the higher premiums, if necessary, would likely affect only institutions with BIF insured deposits and that the amount of any increase would not exceed 5 basis points. Any increase in deposit insurance premiums could have an adverse effect upon the earnings of First Sentinel. However, the recent advisory statement from the FDIC, if acted upon, is not expected to have a material adverse effect on our earnings.

       SAIF-assessed deposits are also subject to assessments for payments on the bonds issued in the late 1980's by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank's total expense in 2001 for the assessment for deposit insurance and the FICO payments was $235,000.

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

       COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), any insured depository institution, including First Savings, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for branch relocations, additional branches and acquisitions.

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

       The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. First Savings has received a "satisfactory" rating in its most recent CRA examination. In addition, effective April 1, 2001, the FDIC adopted regulations implementing the requirements under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreement in place at this time.

       FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances. The Bank, as a member of the FHLB-NY is required to purchase and hold shares of capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or (iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB as of December 31, 2001. Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the FHFB. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to the adoption of Gramm-Leach shall remain in effect until such regulations are adopted. First Sentinel is in compliance with these requirements.

       INSURANCE ACTIVITIES. In October, 2001, the federal banking agencies adopted regulations prohibiting depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers. Management does not believe that these regulations will have a material impact on the Company's operations.

       PRIVACY STANDARDS. Effective July 1, 2001, financial institutions, including First Sentinel, became subject to FDIC regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require First Sentinel and First Savings to disclose their privacy policy, including identifying with whom they share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require First Sentinel and First Savings to provide their customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, First Sentinel and First Savings are required to provide their customers with the ability to "opt-out" of having First Sentinel and First Savings share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on the Company's operations.

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

FEDERAL RESERVE SYSTEM

       The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $41.3 million, the reserve requirement was $1.2 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through accounts as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

THE USA PATRIOT ACT

       In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

       Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

       Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Rules promulgated under this Section are due by April 24, 2002.

       Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

       Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Rules promulgated under this Section are due by April 24, 2002, to be effective by July 23, 2002.

       Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

       Bank   regulators   are   directed  to   consider  a  holding   company's
effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

       Financial institutions must report coin or currency transactions in excess of $10,000 received in a non-financial trade or business.

ITEM 2.  PROPERTIES

       The Company conducts its business through its main office and 22 full service branch offices, all located in central New Jersey. The following table sets forth certain information concerning the main office and each branch office of the Company at December 31, 2001. The aggregate net book value of the Company's premises and equipment was $16.0 million at December 31, 2001.

   Location                         Date Leased or Acquired     Leased or Owned
   --------                         -----------------------     ---------------
   MAIN OFFICE:
   339 State Street                           4/29                   Owned
   Perth Amboy, NJ 08861(1)

   CORPORATE HEADQUARTERS:                    5/94                   Owned
   1000 Woodbridge Center Drive
   Woodbridge, NJ 07095

   BRANCH OFFICES:
   213 Summerhill Road                        8/97                  Leased
   East Brunswick, NJ 08816

   980 Amboy Avenue                           6/74                   Owned
   Edison, NJ 08837

   Location                         Date Leased or Acquired     Leased or Owned
   --------                         -----------------------     ---------------
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

   780 Easton Avenue                         12/01                   Owned
   Somerset, NJ 08873

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2001.

                                     PART II

       ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained in the section captioned "Market Information for Common Stock" on page 35 of the 2001 Annual Report to Stockholders is incorporated herein by reference. At December 31, 2001, 30,940,117 shares of the Company's outstanding common stock was held of record by approximately 2,828 persons or entities, not including the number of persons or entities holding stock in nominee or stock name through various brokers or banks.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the section captioned "Consolidated Financial Highlights" on page 9 of the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Comparison of Operating Results" on pages 10 through 15 of the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Disclosure relating to market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 10 through 15 of the 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

         The Company's consolidated financial statements, together with the report thereon by KPMG LLP, are found in the 2001 Annual Report to Stockholders on pages 10 through 34 and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

         The disclosures required by Item 10 will be included under the caption "Information With Respect to Nominees, Continuing Directors and Executive Officers" in the Company's proxy statement for the 2002 Annual Meeting of Stockholders ("2002 Proxy Statement") to be filed with the Securities and Exchange Commission on or about April 22, 2002, and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The disclosures required by Item 11 will be included under the captions "Directors' Compensation" and "Executive Compensation" (excluding the Compensation Committee Report) in the 2002 Proxy Statement to be filed with the Securities and Exchange Commission on or about April 22, 2002, and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         BENEFICIAL OWNERSHIP OF FIRST SENTINEL COMMON STOCK

         Disclosure relating to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the 2002 Proxy Statement to be filed with the Securities and Exchange Commission on or about April 22, 2002 under the captions "Security Ownership of Certain Beneficial Owners" and "Information With Respect to Nominees, Continuing Directors and Executive Officers."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The disclosures required by Item 13 will be included under the caption "Transactions With Certain Related Persons" in the 2002 Proxy Statement to be filed with the Securities and Exchange Commission on or about April 22, 2002, and are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1)      Financial statements.

The Consolidated Financial Statements and Independent Auditors' Report for the year ended December 31, 2001, included in the Annual Report, listed below, are incorporated herein by reference.

                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND 2000 (ANNUAL REPORT - PAGE 16).

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER
                  31,  2001,   2000  AND  1999   (ANNUAL   REPORT  -  PAGE  17).

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (ANNUAL REPORT - PAGE
                  18).

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (ANNUAL REPORT - PAGE 19).

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ANNUAL REPORT - PAGES 20 THROUGH 33).

                  INDEPENDENT AUDITORS' REPORT (ANNUAL REPORT - PAGE 34).

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

                  ==============================================================
                    Exhibit
                    Number                  Description                Reference
                  --------------------------------------------------------------
                      3.1      Certificate of Incorporation of First
                               Sentinel Bancorp, Inc.                      a
                      3.2      Bylaws of First Sentinel Bancorp, Inc.      a
                      4.0      Stock Certificate of First Sentinel
                               Bancorp, Inc.                               b
                      4.1      Certificate of Designations,
                               Preferences and Rights of Series A
                               Junior Participating Preferred Stock        c
                  ==============================================================

                  ==============================================================
                    Exhibit
                    Number                  Description                Reference
                  --------------------------------------------------------------
                      4.2      Rights Agreement by and between First
                               Sentinel Bancorp, Inc. and Registrar
                               and Transfer Company, as Rights Agent      c
                      4.3      Form of Right Certificate                  c
                     10.1      First Sentinel Bancorp, Inc. 1996
                               Omnibus Incentive Plan                     b
                     10.2      First Sentinel Bancorp, Inc. Amended
                               and Restated 1998 Stock-based
                               Incentive Plan                             d
                     10.3      First Sentinel Bancorp, Inc. 1986
                               Acquisition Stock Option Plan              e
                     10.4      First Sentinel Bancorp, Inc. 1993
                               Acquisition Stock Option Plan              e
                     10.5      First Sentinel Bancorp, Inc. 1997
                               Acquisition Stock Option Plan              e
                     10.6      First Savings Bank Deferred Fee Plan       f
                     10.7      First Savings Bank, SLA Supplemental
                               Executive Retirement Plan                  b
                     10.8      First Savings Bank Supplemental
                               Executive Retirement Plan II               f
                     10.9      First Savings Bank Non-Employee
                               Director Retirement Plan                   f
                     10.10     Form of Employment Agreements between
                               First Sentinel Bancorp, Inc. and
                               (i) John P. Mulkerin and
                               (ii) Christopher Martin                    f
                     10.11     Form of Employment Agreements between
                               First Savings Bank and (i) John P.
                               Mulkerin and (ii) Christopher Martin       f
                     10.12     Form of Two-year Change in Control
                               Agreement between First Savings Bank
                               and certain executive officers             f
                     10.13     Form of Three-year Change in Control
                               Agreement between First Savings Bank
                               and certain executive officers             f
                     10.14     First Savings Bank, SLA Employee
                               Severance Compensation Plan                b
                     11.0      Computation of per share earnings          g
                     13.0      Portions of the 2001 Annual Report to    Filed
                               Stockholders                             herein
                      21.0     Subsidiaries of Registrant
                               incorporated by reference herein
                               to Part I - Subsidiaries
                     23.0      Consent of KPMG LLP                      Filed
                                                                        herein
                  --------------------------------------------------------------

a Previously filed and incorporated herein by reference to the December 31, 1998 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 1999.

b Previously filed and incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1 (File No. 333-42757) of First Sentinel Bancorp, Inc. (formerly known as First Source Bancorp, Inc.) dated December 19, 1997, and all amendments thereto.

c Previously filed and incorporated herein by reference to the Exhibits to the Registration Statement on Form 8-A (File No. 000-23809) of First Sentinel Bancorp, Inc. dated December 20, 2001.

d Previously filed and incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders of First Sentinel Bancorp, Inc. (File No. 000-23809) filed on March 30, 1999.

e Previously filed and incorporated herein by reference to the December 31, 1999 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 2000.

f Previously filed and incorporated herein by reference to the December 31, 2000 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 2001.

g Filed herein as a component of Exhibit 13.0, under Footnote One of the Notes to Consolidated Financial Statements.

(b)      Reports on Form 8-K.

         On December 4, 2001, the Company filed a report on Form 8-K pursuant to Items 5 and 7 regarding the sale of $25.0 million of trust preferred securities.

         On December 20, 2001, the Company filed a report on Form 8-K pursuant to Items 5 and 7 regarding senior officer appointments.

         On December 20, 2001, the Company filed a report on Form 8-K pursuant to Items 5 and 7 regarding the adoption of a stockholder rights plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 1, 2002             FIRST SENTINEL BANCORP, INC.

                                 JOHN P. MULKERIN
                                 ----------------
                                 John P. Mulkerin
                                 President, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                        Date
---------                                 -----                        ----

PHILIP T. RUEGGER, JR.            Chairman of the Board           April 1, 2002
---------------------------
Philip T. Ruegger, Jr.

JOHN P. MULKERIN                  President, Chief Executive      April 1, 2002
---------------------------       Officer and Director
John P. Mulkerin

CHRISTOPHER P. MARTIN             Executive Vice President,       April 1, 2002
---------------------------       Chief Operating Officer
Christopher P. Martin             and Director

THOMAS M. LYONS                   Senior Vice President,          April 1, 2002
---------------------------       Chief Financial Officer
Thomas M. Lyons

JOSEPH CHADWICK                   Director                        April 1, 2002
---------------------------
Joseph Chadwick

GEORGE T. HORNYAK, JR.            Director                        April 1, 2002
---------------------------
George T. Hornyak, Jr.

KEITH H. McLAUGHLIN               Director                        April 1, 2002
---------------------------
Keith H. McLaughlin

JEFFRIES SHEIN                    Director                        April 1, 2002
---------------------------
Jeffries Shein

WALTER K. TIMPSON                 Director                        April 1, 2002
---------------------------
Walter K. Timpson