Form 10-Q
period 2002-03-31
FIRST SENTINEL BANCORP INC
filed 2002-05-14
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended...............................    MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission File No.: 000-23809


                          FIRST SENTINEL BANCORP, INC.
             (exact name of registrant as specified in its charter)

               DELAWARE                                   22-3566151
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

Yes _X_    No___.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                                OUTSTANDING AT MAY 1, 2002
--------------------------------               --------------------------------
          Common Stock                                 30,240,209 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q
                                                                          PAGE #
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of March 31,
          2002 and December 31, 2001                                           3

          Consolidated Statements of Income for the Three Months Ended
          March 31, 2002 and 2001                                              4

          Consolidated Statements of Stockholders' Equity for the Three
          Months Ended March 31, 2002 and 2001                                 5

          Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2002 and 2001                                              6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           14

PART II.  OTHER INFORMATION                                                   15

          SIGNATURES                                                          16

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)
                                                          March 31, December 31,
                                                            2002        2001
                                                          --------  ------------

ASSETS
Cash and due from banks.............................     $   36,748  $   33,875
Federal funds sold..................................          3,025      20,000
                                                         ----------  ----------
  Total cash and cash equivalents...................         39,773      53,875
Federal Home Loan Bank of New York (FHLB-NY) stock,
  at cost...........................................         20,890      20,541
Investment securities available for sale............        123,850     107,988
Mortgage-backed securities available for sale.......        692,570     642,716
Loans held for sale, net............................            964       5,467
Loans receivable, net...............................      1,250,241   1,237,312
Interest and dividends receivable...................         12,105      12,039
Premises and equipment, net.........................         15,907      16,014
Core deposit intangibles............................          5,199       5,411
Other assets........................................         32,762      37,556
                                                         ----------  ----------
  Total assets .....................................     $2,194,261  $2,138,919
                                                         ==========  ==========

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits.............................................    $1,351,494  $1,315,264
Borrowed funds.......................................       570,778     545,814
Advances by borrowers for taxes and insurance........        10,252       9,735
Other liabilities....................................        11,925      12,979
                                                         ----------  ----------
  Total liabilities..................................     1,944,449   1,883,792
                                                         ----------  ----------
Company-obligated mandatorily redeemable preferred
  capital securities of a subsidiary trust
  holding solely junior subordinated debentures
  of the Company.....................................        25,000      25,000
                                                         ----------  ----------

STOCKHOLDERS' EQUITY
Preferred stock; authorized 10,000,000 shares;
  none issued and outstanding........................            --          --

Common stock, $.01 par value, 85,000,000 shares
  authorized; 43,106,742 and 30,240,209 shares
  issued and outstanding at 3/31/02 and
  43,106,742 and 30,940,117 shares issued and
  outstanding at 12/31/01............................           430         430
Paid-in capital......................................       202,176     201,858
Retained earnings....................................       152,419     148,463
Accumulated other comprehensive income...............         1,516       2,178
Treasury stock (12,779,889 and 12,088,836 shares at
  3/31/02 and 12/31/01, respectively).................     (119,947)   (110,571)
Common stock acquired by the Employee Stock
  Ownership Plan (ESOP)..............................       (10,092)    (10,321)
Common stock acquired by the Recognition and
  Retention Plan (RRP)...............................        (1,690)     (1,910)
                                                         ----------  ----------
  Total stockholders' equity.........................       224,812     230,127
                                                         ----------  ----------
  Total liabilities and stockholders' equity.........    $2,194,261  $2,138,919
                                                         ==========  ==========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2002           2001
                                                      -----------    -----------
INTEREST INCOME:
  Loans ..........................................    $    21,395    $    22,462
  Investment and mortgage-backed securities
    available for sale ...........................          9,721         11,808
                                                      -----------    -----------
      Total interest income ......................         31,116         34,270
                                                      -----------    -----------

INTEREST EXPENSE:
  Deposits:
    NOW and money market demand ..................          2,095          2,322
    Savings ......................................            838            893
    Certificates of deposit ......................          6,074          9,165
                                                      -----------    -----------
      Total interest expense - deposits ..........          9,007         12,380
  Borrowed funds .................................          7,076          7,445
                                                      -----------    -----------
      Total interest expense .....................         16,083         19,825
                                                      -----------    -----------
      Net interest income ........................         15,033         14,445
Provision for loan losses ........................            100            200
                                                      -----------    -----------
      Net interest income after provision
        for loan losses ..........................         14,933         14,245
                                                      -----------    -----------

NON-INTEREST INCOME:
  Fees and service charges .......................          1,240            637
  Net gain on sales of loans and securities
    available for sale ...........................            116            259
  Income on Bank Owned Life Insurance (BOLI) .....            415             --
  Other income ...................................            179            107
                                                      -----------    -----------
      Total non-interest income ..................          1,950          1,003
                                                      -----------    -----------

NON-INTEREST EXPENSE:
  Compensation and benefits ......................          3,964          3,868
  Occupancy ......................................            558            579
  Equipment ......................................            438            440
  Advertising ....................................            175            297
  Federal deposit insurance ......................             59             60
  Amortization of core deposit intangibles .......            212            212
  Distributions on preferred capital securities ..            498             --
  General and administrative .....................          1,134          1,084
                                                      -----------    -----------
      Total non-interest expense .................          7,038          6,540
                                                      -----------    -----------

      Income before income tax expense ...........          9,845          8,708

Income tax expense ...............................          3,244          2,792
                                                      -----------    -----------

      Net income .................................    $     6,601    $     5,916
                                                      ===========    ===========

Basic earnings per share .........................    $      0.22    $      0.19
                                                      ===========    ===========

Weighted average shares outstanding - Basic ......     29,459,563     31,110,677
                                                      ===========    ===========

Diluted earnings per share .......................    $      0.22    $      0.19
                                                      ===========    ===========

Weighted average shares outstanding - Diluted ....     30,198,768     31,741,706
                                                      ===========    ===========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Dollars in thousands) (Unaudited)

                                                                        Accumulated
                                                                           Other                   Common      Common      Total
                                                                          Compre-                  Stock        Stock      Stock-
                                           Common  Paid In    Retained    hensive     Treasury    Acquired    Acquired    holders'
                                           Stock   Capital    Earnings  (Loss) Gain     Stock      by ESOP      By RRP     Equity
                                           ---------------------------------------------------------------------------------------
Balance at December 31, 2000 .............  $430  $ 201,264   $ 132,537   $  (8,534)  $ (89,508)  $ (11,238)  $  (2,788)  $ 222,163
Net income for the three months
  ended March 31, 2001 ...................    --         --       5,916          --          --          --          --       5,916
Cash dividends declared ($.075) ..........    --         --      (2,458)         --          --          --          --      (2,458)
Net change in unrealized loss on
  securities available for sale ..........    --         --          --       7,943          --          --          --       7,943
Purchases of treasury stock ..............    --         --          --          --      (7,621)         --          --      (7,621)
Exercise of stock options ................    --         --        (198)         --         343          --          --         145
Tax benefit on stock options and RRP .....    --         80          --          --          --          --          --          80
Purchase and retirement of
  common stock ...........................    --        (56)         --          --          --          --          --         (56)
Amortization of RRP ......................    --         --          --          --          --          --         220         220
ESOP expense .............................    --         51          --          --          --         229          --         280
                                           ----------------------------------------------------------------------------------------

Balance at March 31, 2001 ................  $430  $ 201,339   $ 135,797   $    (591)  $ (96,786)  $ (11,009)  $  (2,568)  $ 226,612
                                           ========================================================================================


Balance at December 31, 2001 .............  $430  $ 201,858   $ 148,463   $   2,178   $(110,571)  $ (10,321)  $  (1,910)  $ 230,127
Net income for the three months
  ended March 31, 2002 ...................    --         --       6,601          --          --          --          --       6,601
Cash dividends declared ($.075) ..........    --         --      (2,320)         --          --          --          --      (2,320)
Net change in unrealized gain on
  securities available for sale ..........    --         --          --        (662)         --          --          --        (662)
Purchases of treasury stock ..............    --         --          --          --      (9,868)         --          --      (9,868)
Exercise of stock options ................    --         --        (325)         --         492          --          --         167
Tax benefit on stock options and RRP .....    --        326          --          --          --          --          --         326
Purchase and retirement of
  common stock ...........................    --       (108)         --          --          --          --          --        (108)
Amortization of RRP ......................    --         --          --          --          --          --         220         220
ESOP expense .............................    --        100          --          --          --         229          --         329
                                           ----------------------------------------------------------------------------------------

Balance at March 31, 2002 ................  $430  $ 202,176   $ 152,419   $   1,516   $(119,947)  $ (10,092)  $  (1,690)  $ 224,812
                                           ========================================================================================

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
Cash flows from operating activities:
  Net income .......................................    $   6,601     $   5,916
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation of premises and equipment ...........          351           341
  Amortization of core deposit intangibles .........          212           212
  ESOP expense .....................................          329           280
  Amortization of RRP ..............................          220           220
  Net amortization of premiums and accretion
    of discounts and deferred fees .................        1,310           385
  Provision for loan losses ........................          100           200
  Loans originated for sale ........................       (6,961)      (14,371)
  Proceeds from sales of mortgage loans
    available for sale .............................       11,492        14,208
  Net gain on sales of loans and securities
    available for sale .............................         (116)         (259)
  (Increase) decrease in interest and
    dividends receivable ...........................          (66)        1,403
  Tax benefit on stock options and RRP .............          326            80
  Decrease in other liabilities ....................         (728)         (558)
  Decrease (increase) in other assets ..............        4,837          (712)
                                                        ---------     ---------
    Net cash provided by operating activities ......       17,907         7,345
                                                        ---------     ---------
Cash flows from investing activities:
  Proceeds from sales/calls/maturities of
    investment securities available for sale .......       10,650        91,811
  Purchases of investment securities
    available for sale .............................      (26,948)      (25,992)
  Purchase of FHLB-NY stock ........................         (349)         (173)
  Proceeds from sales of mortgage-backed
    securities available for sale ..................        9,907       104,516
  Principal payments on mortgage-backed
    securities .....................................       61,704        17,600
  Purchases of mortgage-backed securities
    available for sale .............................     (123,736)     (130,059)
  Principal repayments on loans ....................      191,180        72,252
  Origination of loans .............................     (190,170)      (70,410)
  Purchases of mortgage loans ......................      (13,585)         (136)
  Proceeds from sale of real estate owned ..........           --           434
  Purchases of premises and equipment ..............         (244)         (274)
                                                        ---------     ---------
    Net cash (used in) provided by
      investing activities .........................      (81,591)       59,569
                                                        ---------     ---------
Cash flows from financing activities:
  Purchase of treasury stock .......................       (9,868)       (7,621)
  Stock options exercised ..........................          167           145
  Cash dividends paid ..............................       (2,320)       (2,458)
  Net increase in deposits .........................       36,230        24,671
  Net increase in short-term borrowed funds ........           --        25,400
  Proceeds from borrowed funds .....................       40,000       125,000
  Repayment of borrowed funds ......................      (15,036)     (175,034)
  Net increase in advances by borrowers for
    taxes and insurance ............................          517           734
  Purchase and retirement of common stock ..........         (108)          (56)
                                                        ---------     ---------
    Net cash provided by (used in)
      financing activities .........................       49,582        (9,219)
                                                        ---------     ---------
    Net (decrease) increase in cash and
      cash equivalents .............................      (14,102)       57,695
Cash and cash equivalents at beginning of period ...       53,875        35,119
                                                        ---------     ---------
Cash and cash equivalents at end of period .........    $  39,773     $  92,814
                                                        =========     =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .......................................    $  16,002     $  20,053
    Income taxes ...................................           --           251
  Non cash investing and financing activities
    for the period:
       Transfer of loans to real estate owned ......    $      --     $     177


See accompanying notes to the unaudited consolidated financial statements.

                  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X for First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") and its wholly-owned subsidiaries, First Savings Bank, ("First Savings" or the "Bank") Pulse Investment, Inc., Pulse Insurance Services, Inc. and Pulse Real Estate, Inc., and the Bank's wholly-owned subsidiaries, FSB Financial LLC, and 1000 Woodbridge Center Drive, Inc.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2002. These interim financial statements should be read in conjunction with the December 31, 2001 Annual Report to Stockholders.

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

Calculation of Basic and Diluted Earnings Per Share
--------------------------------------------------------
(dollars in thousands, except share data)

                                                    Three Months Ended March 31,
                                                        2002             2001
                                                    -----------      -----------
Net income .......................................  $     6,601      $     5,916
                                                    ===========      ===========

Basic weighted-average common
  shares outstanding .............................   29,459,563       31,110,677
Plus: Dilutive stock options and awards ..........      739,205          631,029
                                                    -----------      -----------
Diluted weighted-average common
  shares outstanding .............................   30,198,768       31,741,706
                                                    ===========      ===========

Net income per common share:
  Basic ..........................................  $      0.22      $      0.19
                                                    ===========      ===========
  Diluted ........................................  $      0.22      $      0.19
                                                    ===========      ===========


(3)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.075 per share on January 31, 2002, payable February 28, 2002, to stockholders of record on February 15, 2002.

(4)  COMMITMENTS AND CONTINGENCIES

At March 31, 2002, the Company had the following commitments: (i) to originate loans of $69.0 million; (ii) to purchase mortgage loans of $636,000; (iii) unused equity lines of credit of $61.0 million; (iv) unused commercial lines of credit of $8.7 million; (v) unused construction lines of credit of $63.6 million; and (vi) letters of credit outstanding totaling $2.1 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $493.6 million at March 31, 2002.

(5)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                                 Three Months Ended March 31,
                                                -------------------------------
                                                        2002               2001
                                                ------------       ------------
Balance at beginning of period                  $     12,932       $     12,341
Provision charged to operations                          100                200
Charge-offs, net of recoveries                             1                 (6)
                                                ------------       ------------
Balance at end of period                        $     13,033       $     12,535
                                                ============       ============


(6)  COMPREHENSIVE  INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $5.9 million and $13.9 million for the three months ended March 31, 2002 and 2001, respectively.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Company's consolidated financial statements.

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

On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The Company currently has no recorded goodwill and the adoption of SFAS No. 142 did not significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles. At March 31, 2002, the Company had gross core deposit intangibles totaling $12.6 million with accumulated amortization of $7.4 million. Amortization of core deposit intangibles for the three months ended March 31, 2002 was

$212,000. Annual amortization for the year ended December 31, 2002, and for each of the subsequent five years is projected to approximate $847,000 per year.

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


ASSETS. Total assets grew $55.3 million from December 31, 2001, to $2.2 billion at March 31, 2002. Changes in asset composition during the quarter consisted primarily of increases in mortgage-backed securities ("MBS"), investment securities and loans receivable, partially offset by reductions in cash and cash equivalents and other assets.

Loans receivable, net, increased $8.4 million from December 31, 2001, to $1.3 billion at March 31, 2002. Total loan originations for the three months ended March 31, 2002, were $197.1 million, compared to $84.8 million for the same period in 2001, and $148.7 million for the trailing quarter. Fixed-rate single-family first mortgage loan originations totaled $59.1 million or 30.0% of production, while adjustable-rate single-family first mortgage loans accounted for $67.7 million or 34.3% of total originations for the first three months of 2002. Also during the first quarter of 2002, commercial real estate, commercial and multi-family loan originations were $18.7 million, or 9.5% of total originations, while construction lending, primarily for single-family developments, totaled $22.5 million, or 11.4%. During the same period, consumer loan originations, including home equity loans and credit lines, were $29.1 million or 14.8% of total originations. In addition, the Company purchased $13.6 million of primarily adjustable-rate single-family first mortgage loans through correspondents during the three months ended March 31, 2002. Purchased loans are underwritten internally and are extended at higher rates than those currently offered by the Bank.

Repayment of principal on loans totaled $191.2 million for the three months ended March 31, 2002, compared to $72.3 million for the same period in 2001, and $111.2 million for the trailing quarter. Increased repayments were primarily attributable to increased refinance activity compared with the three months ended March 31, 2001. Such refinance activity began to diminish as the first quarter of 2002 concluded, and the Company expects further reductions in refinancing as the economy improves and interest rates rise. Included in repayments was the early pay-off of a $14.9 million commercial real estate loan. The Company recognized a significant prepayment fee on this loan, discussed under the Comparison of Operating Results - Non-interest Income. Loan sales for the first quarter of 2002 totaled $11.5 million, compared with $14.2 million for the same period in 2001. The Company generally sells fixed-rate, 30-year loan production as a means of managing interest rate risk. At March 31, 2002, $668.4 million, or approximately 54% of the Company's mortgage loans had adjustable interest rates. Approximately $200.0 million of these adjustable-rate loans are scheduled to reprice within the next twelve months.

Of the total loan portfolio at March 31, 2002, 1-4 family mortgage loans comprised 70.3%, home equity loans comprised 8.9%, and commercial real estate, multi-family and construction loans comprised 19.4%. These percentages were affected by the previously discussed prepayment of a $14.9 million commercial real estate loan. The Company intends to continue to prudently expand its non-residential mortgage lending activities while maintaining its underwriting standards and commitment to community-based lending.

While management intends to continue emphasizing the origination of loans, future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company, as well as the Company's interest rate risk management practices.

MBS available for sale increased $49.9 million, or 7.8%, to $692.6 million at March 31, 2002, from $642.7 million at December 31, 2001. Purchases totaling $123.7 million exceeded sales and principal repayments of $9.9 million and $61.7 million, respectively, for the three month period ended March 31, 2002. Purchases during the quarter consisted primarily of MBS issued by U.S. government-sponsored agencies and included $25.0 million in purchases funded by borrowings. At March 31, 2002, approximately 62% of the Company's mortgage-backed securities had adjustable rates.

Investment securities available for sale increased $15.9 million, or 14.7%, to $123.9 million as of March 31, 2002, from $108.0 million at December 31, 2001. Purchases of $26.9 million exceeded sales, calls and maturities of $10.6 million for the three months ended March 31, 2002. Purchases during the quarter consisted primarily of debt securities issued by U.S. corporations and government-sponsored agencies.

Cash and cash equivalents decreased $14.1 million, or 26.2%, to $39.8 million at March 31, 2002, from $53.9 million at December 31, 2001, in order to fund the previously described growth in loans, MBS and investments.

Other assets decreased $4.8 million, or 12.8%, to $32.8 million as of March 31, 2002 from $37.6 million at December 31, 2001. The decrease was primarily attributable to current income tax provisions reducing income taxes receivable.


LIABILITIES. Deposits increased $36.2 million, or 2.8% from December 31, 2001, to $1.4 billion at March 31, 2002. Core deposits, consisting of checking, savings and money market accounts, grew by $52.6 million, or 8%, to $713.4 million and accounted for 52.8% of total deposits at March 31, 2002. This compares with a core/total deposits ratio of 50.3% at December 31, 2001, and 46.4% at March 31, 2001. Certificates of deposit decreased by $16.4 million, or 2.5%, compared with year-end 2001, with decreases occurring primarily in the one-year and shorter maturity categories. The Company intends to continue its efforts to build core relationships and shift the deposit mix out of certificates of deposit.

Borrowed funds increased $25.0 million, or 4.6%, to $570.8 million at March 31, 2002, from $545.8 million at December 31, 2001 in order to fund MBS purchases.

CAPITAL. The Company's stockholders' equity decreased $5.3 million, or 2.3%, to $224.8 million at March 31, 2002, from $230.1 million at December 31, 2001. The change in equity was attributable to net income of $6.6 million for the three months ended March 31, 2002, the amortization of stock-based compensation and benefit plans and related tax benefits of $875,000, and proceeds from the exercise of stock options totaling $167,000, partially offset by the repurchase of $10.0 million of the Company's common stock, cash dividends of $2.3 million, and a decrease in the net unrealized gain on securities available for sale of $662,000.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and total risk-based capital requirements. At March 31, 2002, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                          Required            Actual
                       ----------------  ------------------     Excess of Actual
                                 % of                % of       Over Regulatory
                        Amount  Assets    Amount    Assets        Requirements
                       -------  -------  --------  --------    -----------------
Leverage Capital       $85,976   4.00%   $197,079    9.17%          $111,103
Risk-based Capital:
Tier 1                  43,179   4.00%    197,079   18.26%           153,900
Total                   86,358   8.00%    210,112   19.46%           123,754

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits; proceeds from principal and interest payments on loans and mortgage-backed securities; sales of loans, mortgage-backed securities and investments available for sale; maturities or calls of investment securities; and advances from the FHLB-NY and other borrowed funds. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit cash flows and mortgage prepayments are greatly influenced by interest rates, competition, and economic conditions.

The most significant sources of funds for the first three months of 2002 were principal repayments and prepayments of loans and mortgage-backed securities totaling $191.2 million and $61.7 million, respectively, new borrowings of $40.0 million, a net increase in deposits totaling $36.2 million, proceeds from sales of mortgage loans of $11.5 million, proceeds from sales, calls and maturities of investment securities of $10.7 million and proceeds from sales of MBS totaling $9.9 million. If necessary, the Company has additional borrowing capacity with the FHLB-NY, including an available overnight line of credit of up to $50.0 million. At March 31, 2002, the Company had unpledged investment securities and MBS available for sale with a market value of $379.4 million.

The primary investing activities of the Company for the first three months of 2002 were the origination of loans, including loans held for sale, totaling $197.1 million, purchases of mortgage-backed securities totaling $123.7 million and purchases of investment securities totaling $26.9 million. Other significant uses of funds during the three months ended March 31, 2002, were the repayment of borrowings of $15.0 million, purchases of $13.6 million of mortgage loans and the repurchase of $10.0 million of common stock.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

RESULTS OF OPERATIONS. For the quarter ended March 31, 2002, basic and diluted earnings per share were $0.22. This represented increases of 17.8% and 17.3%, respectively, over basic and diluted earnings per share of $0.19 for the quarter ended March 31, 2001. Net income for the three months ended March 31, 2002, totaled $6.6 million, an increase of $685,000, or 11.6%, compared with the first quarter of 2001. Annualized return on average equity increased 101 basis points to 11.43% for the first quarter of 2002, from 10.42% for the comparable 2001 period, as the Company continued to leverage its capital through internal loan growth, share repurchases and cash dividends. Annualized return on average assets was 1.22% for the March 2002 quarter, compared to 1.20% for the same period in 2001.

INTEREST INCOME. Interest income for the three months ended March 31, 2002, decreased by $3.2 million, or 9.2%, to $31.1 million, compared to $34.3 million for the same period in 2001.

Interest on loans decreased $1.1 million, or 4.8%, to $21.4 million for the three months ended March 31, 2002, compared to $22.5 million for the same period in 2001. The average balance of the loan portfolio increased $70.4 million, or 5.9%, to $1.3 billion for the first quarter of 2002, compared with the first three months of 2001, while the average yield on the portfolio decreased 75 basis points to 6.79%.

Interest on MBS and investment securities, including Fed funds sold and FHLB-NY stock, declined $2.1 million for the quarter ended March 31, 2002, compared with the same period in 2001. The average balance of the investment and MBS portfolios totaled $833.1 million, with an annualized yield of 4.67% for the three months ended March 31, 2002, compared with an average balance of $737.8 million with an annualized yield of 6.40% for the three months ended March 31, 2001. The reduced yield was largely attributable to the Company's higher-than-normal liquidity position during the first quarter of 2002, as the level of prepayments on loans and MBS resulted in an increase in the average balance of Fed funds sold to $54.4 million with an average yield of 1.68%. Fed funds sold at the end of the quarter totaled $3.0 million as the Company deployed the excess liquidity.

INTEREST EXPENSE. Interest expense decreased $3.7 million, or 18.9%, to $16.1 million for the three months ended March 31, 2002, compared to $19.8 million for the same period in 2001.

Interest expense on deposits decreased $3.4 million, or 27.3%, to $9.0 million for the three months ended March 31, 2002, compared to $12.4 million for the same period in 2001. Interest paid on certificates of deposit decreased $3.1 million as the average cost of certificates for the three-month period ended March 31, 2002, fell 185 basis points to 3.75%, compared to 5.60% for the same period in 2001. The average balance of certificates of deposit decreased to $647.9 million for the three months ended March 31, 2002, from $655.0 million for the same period in 2001. The average interest cost on all deposits for the three months ended March 31, 2002 decreased 136 basis points to 2.70%, from 4.06% for the same period in 2001. Average non-interest bearing deposits grew $11.3 million, or 22.9%, to $60.5 million for the three months ended March 31, 2002, versus the comparable 2001 period.

Interest on borrowed funds for the three months ended March 31, 2002, decreased $369,000, or 5.0%, to $7.1 million, compared to $7.4 million for the same period in 2001. The average balance of borrowed funds for the three months ended March 31, 2002, increased to $556.6 million from $501.0 million for the same period in 2001. The average interest rate paid on borrowed funds declined to 5.09% for the three months ended March 31, 2002, compared with 5.94% for the same period in 2001.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $588,000, or 4.1%, to $15.0 million for the three months ended March 31, 2002, compared to $14.4 million for the same period in 2001. The increase was due to the changes in interest income and interest expense described above.

The interest rate spread increased to 2.42% for the three months ended March 31, 2002, from 2.36% for the same period in 2001. The increase was due to a decrease in the average cost of interest-bearing liabilities to 3.52% for the quarter ended March 31, 2002, from 4.75% for the same period in 2001, partially offset by an decrease in the average yield on interest-earning assets to 5.94% from 7.11% for the same respective periods.

The net interest margin declined to 2.87% for the three months ended March 31, 2002, from 3.00% for the same period in 2001. The Company invested excess liquidity during the latter stages of the first quarter as market rates increased in anticipation of Federal Reserve action as the economy showed signs of improving. The Company projects improvement in the net interest margin reflecting the investment of this excess liquidity and should benefit from its asset sensitive interest rate risk position when interest rates rise.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended March 31, 2002, decreased $100,000, or 50.0%, to $100,000, compared to $200,000 for the same period in 2001. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. Total loans receivable increased slightly to $1.3 billion at March 31, 2002 from December 31, 2001, while non-performing loans remained stable at $1.9 million at March 31, 2002, compared with $1.8 million at December 31, 2001 and $2.0 million at March 31, 2001. The allowance for loan losses as a percentage of total loans was 1.03% at March 31, 2002 and December 31, 2001. In management's opinion, the allowance for loan losses, totaling $13.0 million at March 31, 2002, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding non-accrual loans, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest is considered doubtful, generally when 90 days or more delinquent and when loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed. Foreclosed real estate ("REO"), net, was $42,000 at March 31, 2002, and consisted of one residential property.

(dollars in thousands)          Mar. 31,  Dec. 31, Sept. 30,  June 30,  Mar. 31,
                                  2002      2001      2001      2001      2001
                                 ----------------------------------------------
Non-accrual mortgage loans       $1,681    $1,787    $1,904    $1,828    $1,922
Non-accrual other loans              --        --        --        --        --
                                 ----------------------------------------------
  Total non-accrual loans         1,681     1,787     1,904     1,828     1,922
Loans 90 days or more delinquent
  and still accruing                256        62       263       413        40
                                 ----------------------------------------------
Total non-performing loans        1,937     1,849     2,167     2,241     1,962
Total foreclosed real estate,
  net of related allowance           42        42        79       531       445
                                 ----------------------------------------------
Total non-performing assets      $1,979    $1,891    $2,246    $2,772    $2,407
                                 ==============================================
Non-performing loans to
  loans receivable                 0.15%     0.15%     0.18%     0.18%     0.16%
Non-performing assets to
  total assets                     0.09%     0.09%     0.11%     0.14%     0.12%

NON-INTEREST INCOME. Non-interest income increased $947,000, or 94.4%, to $2.0 million for the three months ended March 31, 2002, compared to $1.0 million for the same period in 2001. The increase was primarily attributable to income totaling $415,000 on BOLI purchased in June 2001, and approximately $600,000 in a prepayment penalty received on the early termination of a $14.9 million commercial real estate loan. Partially offsetting these increases was a decrease in net gains on sales of loans and securities of $143,000. Net gains on sales of loans and securities were $116,000 for the three months ended March 31, 2002, compared with $259,000 for the same period in 2001. The sale of loans and securities and related gains or losses are dependent on market conditions, as well as the Company's liquidity and risk management requirements.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 2002, increased $498,000, or 7.6%, to $7.0 million, compared to $6.5 million for the same period in 2001. The increase was primarily attributable to the accrual of $498,000 in distributions on $25.0 million of preferred capital securities issued in November 2001. Minor increases to compensation and benefits expense and general and administrative expenses were offset by a reduction in advertising costs for the first quarter of 2002 compared with the first quarter of 2001. Advertising expense for the three months ended March 31, 2002 totaled $175,000 versus $297,000 for the comparable 2001 period. Certain non-recurring expenses related to the Company's 100th Anniversary Celebration were recognized in the first quarter of 2001. As a measure of the Company's non-interest expense control, the Company's annualized non-interest expense, excluding amortization of core deposit intangibles and distributions on preferred capital securities, divided by average assets was 1.17% for the three months ended March 31, 2002 compared with 1.29% for the same period in 2001. The Company's efficiency ratio, calculated as non-interest expense (excluding distributions on preferred capital securities) divided by the sum of net interest income and non-interest income, was 38.8% for the first quarter of 2002, compared with 43.1% for the same period in 2001.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2002).

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


                                     FIRST SENTINEL BANCORP, INC.




Date:  May 14, 2002                        By: JOHN P. MULKERIN
                                               ----------------
                                           John P. Mulkerin
                                           President and Chief Executive Officer


Date:  May 14, 2002                        By: THOMAS M. LYONS
                                               ---------------
                                           Thomas M. Lyons
                                           Senior Vice President and
                                           Chief Financial Officer