Form 10-Q
period 2002-06-30
FIRST SENTINEL BANCORP INC
filed 2002-08-14
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2002

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

Yes _X_      No ___.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                  OUTSTANDING AT AUGUST 1, 2002
------------------------                ----------------------------------------
     Common Stock                                    30,005,723 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q


                                                                          Page #
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of June 30, 2002
          and December 31, 2001                                               3

          Consolidated Statements of Income for the three and six months
          ended June 30, 2002 and 2001                                        4

          Consolidated Statements of Stockholders' Equity for the six months
          ended June 30, 2002 and 2001                                        5

          Consolidated Statements of Cash Flows for the six months ended
          June 30, 2002 and 2001                                              6

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              10

Item 3.   Quantitative and Qualitative Disclosure About Market Risk          17

PART II.  OTHER INFORMATION.                                                 17

          SIGNATURES                                                         19

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)

                                                                                         June 30,        December 31,
                                                                                           2002              2001
                                                                                       -----------       -----------
ASSETS
Cash and due from banks .........................................................      $    25,848       $    33,875
Federal funds sold ..............................................................           26,675            20,000
                                                                                       -----------       -----------
     Total cash and cash equivalents ............................................           52,523            53,875
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost .....................           20,888            20,541
Investment securities available for sale ........................................          125,432           107,988
Mortgage-backed securities available for sale ...................................          730,809           642,716
Loans held for sale, net ........................................................              372             5,467
Loans receivable, net ...........................................................        1,264,369         1,237,312
Interest and dividends receivable ...............................................           12,780            12,039
Premises and equipment, net .....................................................           15,777            16,014
Core deposit intangibles ........................................................            4,988             5,411
Other assets ....................................................................           28,739            37,556
                                                                                       -----------       -----------
     Total assets ...............................................................      $ 2,256,677       $ 2,138,919
                                                                                       ===========       ===========

--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ........................................................................      $ 1,375,278       $ 1,315,264
Borrowed funds ..................................................................          597,740           545,814
Advances by borrowers for taxes and insurance ...................................           10,830             9,735
Other liabilities ...............................................................           13,517            12,979
                                                                                       -----------       -----------
    Total liabilities ...........................................................        1,997,365         1,883,792
                                                                                       -----------       -----------

Company-obligated mandatorily redeemable preferred capital securities of a
    subsidiary trust holding solely junior subordinated debentures of the Company           25,000            25,000
                                                                                       -----------       -----------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares; none issued and outstanding ......               --                --
Common Stock, $.01 par value, 85,000,000 shares authorized;
     43,106,742 and 30,200,723 shares issued and outstanding at 6/30/02 and
     43,106,742 and 30,940,117 shares issued and outstanding at 12/31/01 ........              430               430
Paid-in capital .................................................................          202,294           201,858
Retained earnings ...............................................................          155,092           148,463
Accumulated other comprehensive income ..........................................            8,345             2,178
Treasury stock (12,819,375 and 12,088,836 shares at 6/30/02 and 12/31/01,
     respectively) ..............................................................         (120,516)         (110,571)
Common stock acquired by the Employee Stock Ownership Plan (ESOP) ...............           (9,862)          (10,321)
Common stock acquired by the Recognition and Retention Plan (RRP) ...............           (1,471)           (1,910)
                                                                                       -----------       -----------
     Total stockholders' equity .................................................          234,312           230,127
                                                                                       -----------       -----------
     Total liabilities and stockholders' equity .................................      $ 2,256,677       $ 2,138,919
                                                                                       ===========       ===========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                                Three months ended             Six months ended
                                                                     June 30,                       June 30,
                                                           ----------------------------   ----------------------------
                                                                2002            2001          2002            2001
                                                           ------------    ------------   ------------    ------------
INTEREST INCOME:
  Loans ................................................   $     21,518    $     22,470   $     42,913    $     44,932
  Investment and mortgage-backed securities
    available for sale .................................         11,214          10,832         20,935          22,640
                                                           ------------    ------------   ------------    ------------
     Total interest income .............................         32,732          33,302         63,848          67,572
                                                           ------------    ------------   ------------    ------------
INTEREST EXPENSE:
 Deposits:
   NOW and money market demand .........................          2,086           2,462          4,181           4,784
   Savings .............................................            932             936          1,770           1,829
   Certificates of deposit .............................          5,330           8,891         11,404          18,056
                                                           ------------    ------------   ------------    ------------
     Total interest expense - deposits .................          8,348          12,289         17,355          24,669
 Borrowed funds ........................................          7,520           6,193         14,596          13,638
                                                           ------------    ------------   ------------    ------------
     Total interest expense ............................         15,868          18,482         31,951          38,307
                                                           ------------    ------------   ------------    ------------
     Net interest income ...............................         16,864          14,820         31,897          29,265
Provision for loan losses ..............................          1,105             150          1,205             350
                                                           ------------    ------------   ------------    ------------
     Net interest income after provision for loan losses         15,759          14,670         30,692          28,915
                                                           ------------    ------------   ------------    ------------
NON-INTEREST INCOME:
  Fees and service charges .............................            859             626          2,099           1,263
  Net (loss) gain on sales of loans and securities
    available for sale .................................         (1,587)            219         (1,471)            478
  Income on Bank Owned Life Insurance (BOLI) ...........            404              70            819              70
  Other income .........................................            199             106            378             213
                                                           ------------    ------------   ------------    ------------
     Total non-interest income .........................           (125)          1,021          1,825           2,024
                                                           ------------    ------------   ------------    ------------
NON-INTEREST EXPENSE:
  Compensation and benefits ............................          4,163           3,796          8,127           7,664
  Occupancy ............................................            545             560          1,103           1,139
  Equipment ............................................            401             413            839             853
  Advertising ..........................................            358             352            533             649
  Federal deposit insurance ............................             59              57            118             117
  Amortization of core deposit intangibles .............            211             212            423             424
  Distributions on preferred capital securities ........            491              --            989              --
  General and administrative ...........................          1,100           1,119          2,234           2,203
                                                           ------------    ------------   ------------    ------------
     Total non-interest expense ........................          7,328           6,509         14,366          13,049
                                                           ------------    ------------   ------------    ------------
     Income before income tax expense ..................          8,306           9,182         18,151          17,890

Income tax expense .....................................          2,746           2,956          5,990           5,748
                                                           ------------    ------------   ------------    ------------
     Net income ........................................   $      5,560    $      6,226   $     12,161    $     12,142
                                                           ============    ============   ============    ============
Basic earnings per share ...............................   $       0.19    $       0.20   $       0.42    $       0.39
                                                           ============    ============   ============    ============
Weighted average shares outstanding - Basic ............     28,908,094      30,491,412     29,182,305      30,799,334
                                                           ============    ============   ============    ============

Basic earnings per share ...............................   $       0.19    $       0.20   $       0.41    $       0.39
                                                           ============    ============   ============    ============
Weighted average shares outstanding - Diluted ..........     29,780,484      31,129,560     29,988,103      31,433,921
                                                           ============    ============   ============    ============


See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Dollars in thousands) (Unaudited)

                                                                     Accumulated
                                                                        Other                  Common     Common      Total
                                                                       Compre-                 Stock       Stock     Stock-
                                      Common    Paid In    Retained    hensive     Treasury   Acquired   Acquired    holders'
                                      Stock     Capital    Earnings  Income(Loss)    Stock     by ESOP    by RRP     Equity
                                      ---------------------------------------------------------------------------------------
Balance at December 31, 2000 .......   $430    $201,264    $132,537   $(8,534)    $(89,508)   $(11,238)   $(2,788)   $222,163
Net income for the six months
   ended June 30, 2001 .............     --          --      12,142        --           --          --         --      12,142
Cash dividends declared ($0.15) ....     --          --      (4,865)       --           --          --         --      (4,865)
Net change in unrealized gain/(loss)
   on securities available for sale      --          --          --     8,917           --          --         --       8,917
Purchases of treasury stock ........     --          --          --        --      (17,378)         --         --     (17,378)
Exercise of stock options ..........     --          --        (227)       --        1,144          --         --         917
Tax benefit on stock options and RRP     --         150          --        --           --          --         --         150
Purchase and retirement of common
   stock ...........................     --         (56)         --        --           --          --         --         (56)
Amortization of RRP ................     --          --          --        --           --          --        439         439
ESOP expense .......................     --         156          --        --           --         458         --         614
                                      ---------------------------------------------------------------------------------------

Balance at June 30, 2001 ...........   $430    $201,514    $139,587    $  383    $(105,742)   $(10,780)   $(2,349)   $223,043
                                      =======================================================================================


Balance at December 31, 2001 .......   $430    $201,858    $148,463    $2,178    $(110,571)   $(10,321)   $(1,910)   $230,127
Net income for the six months
   ended June 30, 2002 .............     --          --      12,161        --           --          --         --      12,161
Cash dividends declared ($0.17) ....     --          --      (5,193)       --           --          --         --      (5,193)
Net change in unrealized gain/(loss)
   on securities available for sale      --          --          --     6,167           --          --         --       6,167
Purchases of treasury stock ........     --          --          --        --      (10,461)         --         --     (10,461)
Exercise of stock options ..........     --          --        (339)       --          516          --         --         177
Tax benefit on stock options and RRP     --         326          --        --           --          --         --         326
Purchase and retirement of common
   stock ...........................     --        (108)         --        --           --          --         --        (108)
Amortization of RRP ................     --          --          --        --           --          --        439         439
ESOP expense .......................     --         218          --        --           --         459         --         677
                                      ---------------------------------------------------------------------------------------

Balance at June 30, 2002 ...........   $430    $202,294    $155,092    $8,345    $(120,516)   $ (9,862)   $(1,471)   $234,312
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

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                         -------------------------
                                                                                            2002            2001
                                                                                         ---------       ---------
Cash flows from operating activities:
   Net income .....................................................................      $  12,161       $  12,142
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
   Depreciation of premises and equipment .........................................            706             661
   Amortization of core deposit intangibles .......................................            423             424
   ESOP expense ...................................................................            677             614
   Amortization of RRP ............................................................            439             439
   Net amortization of premiums and accretion of discounts and deferred fees ......          1,631           1,130
   Provision for loan losses ......................................................          1,205             350
   Loans originated for sale ......................................................        (11,938)        (26,960)
   Proceeds from sales of mortgage loans held for sale ............................         17,074          24,707
   Net loss (gain) on sales of loans and securities available for sale ............          1,471            (478)
   Net loss (gain) on sales of real estate owned ..................................             10             (42)
   Net loss on sales of premises and equipment ....................................             --             105
   (Increase) decrease in interest and dividends receivable .......................           (741)          1,065
   Tax benefit on stock options and RRP ...........................................            326             150
   Increase (decrease) in other liabilities .......................................            538            (879)
   Decrease in other assets .......................................................          5,447             856
                                                                                         ---------       ---------
         Net cash provided by operating activities ................................         29,429          14,284
                                                                                         ---------       ---------
Cash flows from investing activities:
   Proceeds from sales/calls/maturities of investment securities available for sale         19,308         126,170
   Purchases of investment securities available for sale ..........................        (36,752)        (34,193)
   Purchase of FHLB-NY stock ......................................................           (347)           (774)
   Proceeds from sales of mortgage-backed securities available for sale ...........         87,897         165,426
   Principal payments on mortgage-backed securities ...............................        118,097          52,269
   Purchases of mortgage-backed securities available for sale .....................       (288,572)       (299,997)
   Principal repayments on loans ..................................................        322,618         177,280
   Origination of loans ...........................................................       (330,728)       (198,041)
   Purchases of mortgage loans ....................................................        (19,315)         (6,975)
   Purchase of BOLI ...............................................................             --         (25,000)
   Proceeds from sale of real estate owned ........................................             32              73
   Proceeds from sales of premises and equipment ..................................             --             183
   Purchases of premises and equipment ............................................           (469)           (465)
                                                                                         ---------       ---------
          Net cash used in investing activities ...................................       (128,231)        (44,044)
                                                                                         ---------       ---------
Cash flows from financing activities:
   Purchase of treasury stock .....................................................        (10,461)        (17,378)
   Purchase and retirement of common stock ........................................           (108)            (56)
   Stock options exercised ........................................................            177             917
   Cash dividends paid ............................................................         (5,193)         (4,865)
   Net increase in deposits .......................................................         60,014          49,468
   Net increase in short-term borrowed funds ......................................             --          37,450
   Proceeds from borrowed funds ...................................................         67,000         210,000
   Repayment of  borrowed funds ...................................................        (15,074)       (250,069)
   Net increase in advances by borrowers for taxes and insurance ..................          1,095           1,252
                                                                                         ---------       ---------
            Net cash provided by financing activities .............................         97,450          26,719
                                                                                         ---------       ---------
            Net decrease in cash and cash equivalents .............................         (1,352)         (3,041)
Cash and cash equivalents at beginning of period ..................................         53,875          35,119
                                                                                         ---------       ---------
Cash and cash equivalents at end of period ........................................      $  52,523       $  32,078
                                                                                         =========       =========
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ...................................................................      $  31,362       $  39,292
       Income taxes ...............................................................          3,142           3,351
   Non cash investing and financing activities for the period:
        Transfer of loans to real estate owned ....................................      $      --       $     305


See accompanying notes to the unaudited consolidated financial statements.

                  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X for First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") and its wholly-owned subsidiaries, First Savings Bank, ("First Savings" or the "Bank") Pulse Investment, Inc., Pulse Insurance Services, Inc. and Pulse Real Estate, Inc., and the Bank's wholly-owned subsidiaries, FSB Financial LLC, and 1000 Woodbridge Center Drive, Inc.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2002. These interim financial statements should be read in conjunction with the December 31, 2001 Annual Report to Stockholders.

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

Calculation of Basic and Diluted Earnings Per Share
--------------------------------------------------------
(dollars in thousands, except per share data)

                                             Three months ended            Six months ended
                                                  June 30,                     June 30,
                                          -------------------------   -------------------------
                                              2002          2001          2002          2001
                                          -----------   -----------   -----------   -----------
Net income                                $     5,560   $     6,226   $    12,161   $    12,142
                                          ===========   ===========   ===========   ===========
Basic weighted-average common shares
     outstanding                           28,908,094    30,491,412    29,182,305    30,799,334
Plus: Dilutive stock options and awards       872,390       638,148       805,798       634,587
                                          -----------   -----------   -----------   -----------
Diluted weighted-average common
     shares outstanding                    29,780,484    31,129,560    29,988,103    31,433,921
                                          ===========   ===========   ===========   ===========
Net income per common share:
   Basic                                  $      0.19   $      0.20   $      0.42   $      0.39
                                          ===========   ===========   ===========   ===========
   Diluted                                $      0.19   $      0.20   $      0.41   $      0.39
                                          ===========   ===========   ===========   ===========

(3)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.095 per share on May 1, 2002, payable May 31, 2002, to stockholders of record on May 17, 2002.

(4)  COMMITMENTS AND CONTINGENCIES

At June 30, 2002, the Company had the following commitments: (i) to originate loans of $49.7 million; (ii) unused home equity lines of credit of $63.2 million; (iii) unused commercial lines of credit of $15.9 million; (iv) unused construction lines of credit of $56.8 million; and (v) letters of credit outstanding totaling $2.0 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $471.2 million at June 30, 2002.

(5)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                                Six months ended June 30,
                                                -------------------------
                                                    2002           2001
                                                 --------       --------
Balance at beginning of period                   $ 12,932       $ 12,341
Provision charged to operations                     1,205            350
Charge offs, net of recoveries                     (1,390)            (6)
                                                 --------       --------
Balance at end of period                         $ 12,747       $ 12,685
                                                 ========       ========

(6)  COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $12.4 million and $7.2 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, comprehensive income totaled $18.3 million and $21.1 million, respectively.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement is not expected to have a significant impact on the Company's financial statements.

In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt." Under SFAS No. 4, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on the Company's consolidated financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Company's consolidated financial statements.

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

The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The Company currently has no recorded goodwill and the adoption of SFAS No. 142 did not significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles. At June 30, 2002, the Company had gross core deposit intangibles totaling $12.6 million with accumulated amortization of $7.6 million. Amortization of core deposit intangibles for the three and six months ended June 30, 2002 was $211,000 and $423,000, respectively. Annual amortization for the year ended December 31, 2002, and for each of the subsequent five years is projected to approximate $847,000 per year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

"Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K for the year ended December 31, 2001, as supplemented by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and this report, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

ASSETS. Total assets grew to $2.3 billion at June 30, 2002, an increase of $117.8 million, or 5.5%, from December 31, 2001. The change in assets consisted primarily of increases in investment and mortgage-backed securities ("MBS") available for sale and loans receivable, partially offset by a decrease in other assets.

Net loans, including loans held for sale, totaled $1.3 billion at June 30, 2002, an increase of $22.0 million, or 1.8%, from December 31, 2001. Of the total loan portfolio at June 30, 2002, 1-4 family mortgage loans comprised 69.8%, home equity loans represented 8.9%, commercial real estate, multi-family and construction loans comprised 20.0%, and other consumer loans accounted for 1.3%.

Total loan originations for the six months ended June 30, 2002, were $342.7 million, compared to $225.0 million for the same period in 2001. Fixed-rate, 1-4 family first mortgage loan originations totaled $82.5 million, or 24.1% of production, while adjustable-rate, 1-4 family first mortgage loans accounted for $111.1 million, or 32.4%, of total originations for the first six months of 2002. Also during the first six months of 2002, consumer loan originations, including home equity loans and credit lines, totaled $56.0 million, or 16.3% of total originations. During the same period, construction lending totaled $50.3 million, or 14.7% of total originations, while commercial real estate, commercial and multi-family loan originations totaled $42.7 million, or 12.5%. In addition, the Company purchased $19.3 million of primarily adjustable-rate, single-family first mortgage loans through correspondents during the six months ended June 30, 2002. Purchased loans are re-underwritten by the Bank and are extended at rates higher than those currently offered by the Bank.

Repayment of principal on loans totaled $322.6 million for the six months ended June 30, 2002, compared to $177.3 million for the same period in 2001. In addition, the Company sold $17.0 million of primarily fixed-rate, 1-4 family mortgage loans during the first half of 2002 as part of its on-going interest rate risk management process. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates, competition and other economic factors outside of the control of the Bank.

MBS available for sale increased $88.1 million, or 13.7%, to $730.8 million at June 30, 2002, from $642.7 million at December 31, 2001. The increase was primarily due to purchases of $288.6 million exceeding sales and principal repayments of $87.9 million and $118.1 million, respectively, for the six month period ended June 30, 2002. Purchases consisted primarily of MBS issued by U.S. government-sponsored agencies. At June 30, 2002, approximately 64% of the Company's MBS had adjustable rates.

Investment securities available for sale increased $17.4 million, or 16.2%, to $125.4 million as of June 30, 2002, from $108.0 million at December 31, 2001. For the six months ended June 30, 2002, purchases of investment securities available for sale totaled $36.8 million, while sales, calls and maturities totaled $19.3 million. Purchases consisted primarily of debt securities issued by U.S. corporations and government-sponsored agencies. At June 30, 2002, U.S. government and agency obligations totaled $52.5 million, or 41.8%, of investment securities available for sale, while state and political obligations contributed another $14.1 million, or 11.3%. Corporate obligations represented $57.2 million, or 45.6%, and equity securities accounted for the remaining $1.6 million, or 1.3%, of investment securities available for sale at June 30, 2002. With the exception of WorldCom, Inc. bonds which have been written down to a carrying value of $300,000 and placed on non-accrual, all corporate obligations held at June 30, 2002, are investment grade with the largest exposure to any single creditor totaling $4.2 million.

Other assets decreased $8.8 million to $28.7 million at June 30, 2002, from $37.6 million at December 31, 2001. The decrease was primarily attributable to the receipt in 2002 of incomes taxes receivable which were outstanding at December 31, 2001.

LIABILITIES. Total deposits increased $60.0 million, or 4.6%, to $1.4 billion at June 30, 2002. This growth took place in core deposits, consisting of checking, savings and money market accounts. Core deposits grew by $89.0 million to $749.8 million, and accounted for 54.5% of total deposits at June 30, 2002. This compares with a core/total deposits ratio of 50.3% at December 31, 2001 and 47.8% at June 30, 2001. Certificates of deposit decreased by $29.0 million, or 4.4%, compared with year-end 2001, with decreases occurring primarily in one-year and shorter maturity categories.

Borrowed funds increased $51.9 million, or 9.5%, to $597.7 million at June 30, 2002, from $545.8 million at December 31, 2001, in order to fund MBS purchases and take advantage of historically low interest rates on longer-term borrowings. Advances by borrowers for taxes and insurance increased $1.1 million, or

11.3%, to $10.8 million at June 30, 2002, from $9.7 million at December 31, 2001, primarily as a result of growth in the Company's residential mortgage loan portfolio.

CAPITAL. The Company's stockholders' equity increased $4.2 million, or 1.8%, to $234.3 million at June 30, 2002, from $230.1 million at December 31, 2001. The increase in equity was a result of net income of $12.2 million for the six months ended June 30, 2002, an increase in net unrealized gains on securities available for sale of $6.2 million, the amortization of stock-based compensation and benefit plans and related tax benefits of $1.4 million and proceeds from the exercise of stock options totaling $177,000. This increase was partially offset by the repurchase of $10.6 million of the Company's common stock and cash dividends declared of $5.2 million. In May 2002, the Company announced the commencement of a 5% stock repurchase program. The Company repurchased 42,000 shares and 787,856 shares, respectively, during the three and six months ended June 30, 2002, at an average cost per share of $14.12 and $13.29, respectively. Stated and tangible book value per share at June 30, 2002, were $7.76 and $7.59, respectively.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and Total Risk-based Capital requirements. At June 30, 2002, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                              Required                   Actual
                        ----------------------    ----------------------    Excess of Actual
                                       % of                      % of       Over Regulatory
                           Amount     Assets         Amount     Assets        Requirements
                        ----------- ----------    ----------- ----------    ----------------
Leverage Capital           $89,046      4.00%       $198,693      8.93%         $109,647
Risk-based Capital:
Tier 1                      44,155      4.00%        198,693     18.00%          154,538
Total                       88,310      8.00%        211,440     19.15%          123,130

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

The most significant sources of funds for the first six months of 2002 were principal repayments and prepayments of loans and mortgage-backed securities, totaling $322.6 million and $118.1 million, respectively. Other significant sources of funds for the six months ended June 30, 2002, were proceeds from sales of MBS available for sale totaling $88.0 million, deposit growth of $60.0 million, a net increase in borrowings of $51.9 million, sales, calls and maturities of investment securities available for sale of $19.3 million, and proceeds from the sales of mortgage loans totaling $17.1 million. If necessary, the Company has additional borrowing capacity with FHLB-NY, including an available overnight line of credit of up to $50.0 million. At June 30, 2002, the Company had unpledged investment securities and MBS available for sale with a market value of $399.9 million.

The primary investing activities of the Company for the first six months of 2002 were the origination of loans totaling $342.7 million, purchases of mortgage-backed securities available for sale totaling $288.6 million, and purchases of investment securities available for sale totaling $36.8 million. Other significant uses of funds during the six months ended June 30, 2002, were $19.3 million in purchases of mortgage loans, $10.6 million in repurchases of the Company's common stock and $5.2 million in cash dividends paid.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

RESULTS OF OPERATIONS. Net income for the three and six months ended June 30, 2002, totaled $5.6 million and $12.2 million, respectively, versus net income of $6.2 million and $12.1 million, respectively for the comparable 2001 periods. For the quarter ended June 30, 2002, basic and diluted earnings per share were $0.19 compared with second quarter 2001 basic and diluted earnings per share of $0.20. For the six months ended June 30, 2002, basic and diluted earnings per share were $0.42 and $0.41, respectively, compared with basic and diluted earnings per share of $0.39 for the first six months of 2001.

Second quarter 2002 earnings were adversely affected by two unforeseen events, both of which were apparently precipitated by alleged acts of fraud and/or misrepresentation. As previously reported on Form 8-K, the Company recorded an impairment charge totaling $1.2 million, or $.04 per diluted share, net of tax, related to WorldCom, Inc. corporate bonds. In addition, the Company recorded a $1.1 million provision to the allowance for loan losses, the majority of which was due to a $1.4 million writedown of a $6.9 million participation loan to an insurance premium financing company. This loan, which is the only of its kind within the loan portfolio, was placed on non-accrual status during the quarter.

Annualized return on average equity was 9.60% and 10.51% for the three and six months ended June 30, 2002, respectively, compared with 11.01% and 10.72% for the comparable 2001 periods. Annualized return on average assets was 0.99% and 1.10% for the three and six months ended June 30, 2002, respectively, compared with 1.27% and 1.24% for the three and six months ended June 30, 2001, respectively.

INTEREST  INCOME.  Interest income  decreased by $570,000,  or 1.7%, and by $3.7
million,   or  5.5%,  for  the  three  and  six  months  ended  June  30,  2002, respectively, from the same periods in 2001.

Interest on loans decreased $952,000 and $2.0 million, or 4.2% and 4.5%, respectively, to $21.5 million and $42.9 million for the three and six months ended June 30, 2002, compared to $22.5 million and $44.9 million for the same periods in 2001. The average balance of the loan portfolio for the three month period ended June 30, 2002, increased $67.7 million to $1.3 billion from 2001, while the average yield on the portfolio decreased to 6.72% for the three months ended June 30, 2002, from 7.41% for the same period in 2001. The average balance of the loan portfolio for the six month period ended June 30, 2002, increased $69.0 million to $1.3 billion from 2001, while the average yield on the portfolio decreased to 6.75% for the six months ended June 30, 2002, from 7.47% for the same period in 2001.

Interest on securities increased $382,000, or 3.5% and decreased $1.7 million, or 7.5%, to $11.2 million and $20.9 million for the three and six months ended June 30, 2002, as compared to $10.8 million and $22.6 million for the same periods in 2001. The average balance of the investment, FHLB stock and MBS available for sale portfolios totaled $895.5 million, with an annualized yield of 5.01% for the three months ended June 30, 2002, compared with an average balance of $683.8 million with an annualized yield of 6.34% for the three months ended June 30, 2001. The average balance of the investment, FHLB stock and MBS available for sale portfolios totaled $864.3 million, with an annualized yield of 4.84% for the six months ended June 30, 2002, compared with an average balance of $710.8 million with an annualized yield of 6.37% for the six months ended June 30, 2001.

INTEREST EXPENSE. Interest expense decreased $2.6 million to $15.9 million for the three months ended June 30, 2002, compared to $18.5 million for the same period in 2001. For the six months ended June 30, 2002, interest expense decreased $6.4 million to $32.0 million versus $38.3 million for the comparable 2001 period.

Interest expense on deposits decreased $3.9 million and $7.3 million, or 32.1% and 30.0%, respectively, to $8.3 million and $17.4 million for the three and six months ended June 30, 2002, compared to $12.3 million and $24.7 million for the same periods in 2001. The decrease was primarily attributable to reduced interest paid on certificates of deposit. The average balance of certificates of deposit declined by $29.1 million, or 4.4%, to $633.2 million for the three months ended June 30, 2002, compared with the same period in 2001, while the average rate paid on certificates decreased 200 basis points to 3.37%. The average balance of certificates of deposit declined by $18.1 million, or 2.7%, to $640.5 million for the six months ended June 30, 2002, compared with the same period in 2001, while the average rate paid on certificates decreased 192 basis points to 3.56%. The average balance of core deposits, consisting of checking, savings and money market accounts, totaled $737.4 million and $711.0 million for the three and six months ended June 30, 2002, respectively, compared to $586.9 and $575.3 million for the same respective periods in 2001. Within these core accounts, non-interest bearing deposits averaged $68.1 million and $64.3 million for the respective three and six month periods ended June 30, 2002, up from $52.2 million and $50.7 million for the comparable 2001 periods.

Interest on borrowed funds for the three and six months ended June 30, 2002, increased $1.3 million and $958,000, or 21.4% and 7.0%, respectively, to $7.5 million and $14.6 million, compared to $6.2 million and $13.6 million for the same respective periods in 2001. The average balance of borrowed funds for the three months ended June 30, 2002, increased to $596.5 million, from $446.1 million for the same period in 2001. The average interest rate paid on borrowed funds was 5.04% for the three months ended June 30, 2002, compared with 5.55% for the same period in 2001. The average balance of borrowed funds for the six months ended June 30, 2002, increased to $576.5 million, from $473.6 million for the same period in 2001. The average interest rate paid on borrowed funds was 5.06% for the six months ended June 30, 2002, compared with 5.76% for the same period in 2001.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $2.0 million and $2.6 million, or 13.8% and 9.0%, respectively, to $16.9 million and $31.9 million for the three and six months ended June 30, 2002, compared to $14.8 million and $29.3 million for the same periods in 2001. The increase was due to the changes in interest income and interest expense described previously.

The interest rate spread increased 15 basis points to 2.67% for the three months ended June 30, 2002, compared with 2.52% for the same period in 2001. For the three months ended June 30, the average earning asset yield was 6.02% for 2002, and 7.02% for 2001, while the average cost of interest-bearing liabilities declined to 3.34% for 2002, from 4.50% for 2001. For the six months ended June 30, 2002, the interest rate spread increased 11 basis points to 2.55% compared with 2.44% for the same period in 2001. The average earning asset yield was 5.98% for the first half of 2002, compared with 7.06% for the first six months of 2001, while the average cost of interest-bearing liabilities was 3.43% and 4.62% for the same respective periods.

The net interest margin was 3.10% and 2.99% for the three and six months ended June 30, 2002, respectively, compared with 3.12% and 3.06% for the three and six months ended June 30, 2001, respectively.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and six months ended June 30, 2002, increased $955,000 and $855,000, respectively, to $1.1 million and $1.2 million, compared to $150,000 and $350,000 for the same periods in 2001. Total non-performing assets increased to $7.8 million at June 30, 2002, from $1.9 million at December 31, 2001 and $2.8 million at June 30, 2001. The increase in non-performing assets and the provision for loan losses was primarily due to a $6.9 million participation loan to an insurance premium financing company placed in default during the second quarter. The Company recorded a $1.4 million charge against the allowance for loan losses relating to this loan. The remaining $5.6 million balance on the partially charged-off participation loan was included in non-accrual loans at June 30, 2002. Based upon information currently available, the Company expects the remaining balance to be repaid during the third quarter. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.00% at June 30, 2002 and 1.03% at December 31, 2001. In management's opinion, the allowance for loan losses, totaling $12.7 million at June 30, 2002, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

The following table sets forth ratios regarding non-accrual loans and investments, and loans which are 90 days or more delinquent, but on which the Company is accruing interest at the dates indicated. The Company discontinues accruing interest on delinquent loans when collection of interest is considered doubtful, generally when 90 days or more delinquent and when loan-to-value ratios exceed 55%, at which time all accrued but uncollected interest is reversed.

(dollars in thousands)                           June 30,   Mar. 31,   Dec. 31,   Sept. 30,   June 30,
                                                   2002       2002       2001       2001       2001
                                                  --------------------------------------------------
Non-accrual mortgage loans ....................   $1,875     $1,681     $1,787     $1,904     $1,828
Non-accrual other loans .......................    5,552         --         --         --         --
                                                  --------------------------------------------------
   Total non-accrual loans ....................    7,427      1,681      1,787      1,904      1,828
Loans 90 days or more delinquent and
     still accruing ...........................       80        256         62        263        413
Restructured loans ............................       --         --         --         --         --
                                                  --------------------------------------------------
Total non-performing loans ....................    7,507      1,937      1,849      2,167      2,241
Non-accrual investments (WorldCom, Inc. .......
     corporate bonds) .........................      300         --         --         --         --
Total foreclosed real estate, net of related
     allowance ................................       --         42         42         79        531
                                                  --------------------------------------------------
Total non-performing assets ...................   $7,807     $1,979     $1,891     $2,246     $2,772
                                                  ==================================================
Non-performing loans to loans receivable, net .    0.59%      0.15%      0.15%      0.18%      0.18%
Non-performing assets to total assets .........    0.35%      0.09%      0.09%      0.11%      0.14%

NON-INTEREST INCOME. Non-interest income decreased $1.1 million to a loss of $125,000 for the three months ended June 30, 2002, compared to income of $1.0 million for the same period in 2001. For the six months ended June 30, 2002, non-interest income totaled $1.8 million compared to $2.0 million for the same period in 2001. The decrease was attributable to a $1.8 million pre-tax impairment charge recorded on WorldCom, Inc. corporate bonds, resulting in losses on sales of loans and securities of $1.6 million and $1.5 million for the three and six months ended June 30, 2002, respectively, compared with net gains of $219,000 and $478,000 for the respective 2001 periods. Partially offsetting the WorldCom writedown, the Company recorded increased income on BOLI purchased in June 2001, which totaled $404,000 and $819,000 for the three and six months ended June 30, 2002, compared with $70,000 for each of the same periods in 2001. In addition, fee income increased by $233,000 and $836,000 for the three and six months ended June 30, 2002, respectively, compared with the same periods in 2001. During the first quarter of 2002, the Company received approximately
$600,000 in prepayment penalty income upon the early termination of a $14.9 million commercial real estate loan.

NON-INTEREST EXPENSE. Non-interest expense for the three and six months ended June 30, 2002, increased $819,000 and $1.3 million, or 12.6% and 10.1%, respectively, to $7.3 million and $14.4 million, compared to $6.5 million and $13.0 million for the same periods in 2001. The increase was primarily attributable to the distributions on preferred capital securities issued in November 2001, totaling $491,000 and $989,000 for the three and six months ended June 30, 2002, respectively.

In addition, compensation and benefits increased $367,000 and $463,000, or 9.7% and 6.0%, respectively, to $4.2 million and $8.1 million for the three and six months ended June 30, 2002, primarily as a result of increased healthcare and other benefit costs.

For the six months ended June 30, 2002, these increases were partially offset by reduced advertising costs attributable to certain non-recurring expenses related to the Company's 100th Anniversary Celebration which were recognized in the first quarter of 2001.

The Company's annualized non-interest expense, excluding amortization of core deposit intangibles and distributions on preferred capital securities, divided by average assets was 1.18% for the three and six months ended June 30, 2002, compared to 1.28% for both the three and six months ended June 30, 2001. The Company's efficiency ratio, calculated as non-interest expense (excluding distributions on preferred capital securities) divided by the sum of net interest income plus non-interest income, excluding net gains or losses on the sale of loans and securities, was 37.3% and 38.0% for the three and six months ended June 30, 2002, respectively, compared with 41.7% and 42.4% for the comparable 2001 periods.

STATE TAX LEGISLATION. On July 2, 2002, the State of New Jersey passed the Business Tax Reform Act, which is retroactive to January 1, 2002. The Company expects this legislation to contribute to an increase in its annual effective tax rate to 34.3% for 2002, compared to its 2001 effective tax rate of 31.2%. The Company anticipates making an adjustment to income tax expense in the third quarter of 2002.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2002).


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

Item 2.   CHANGES IN SECURITIES.
            None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
               Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          The Annual Meeting of Stockholders was held on May 21, 2002. The following proposals were voted on by the stockholders:

                                                                       Withhold/    Broker
                                                 For        Against     Abstain    Non-Votes
                                                 ---        -------    ---------   ---------
         1.  Election of directors
                   Joseph Chadwick            24,459,858         --     190,683       --
                   Walter K. Timpson          24,441,894         --     208,647       --

         2.  The ratification of KPMG
             LLP as the independent
             auditors of the Company for
             the year ended December 31,
             2002.                            24,360,355    249,002      41,184       --

Item 5.   OTHER INFORMATION.
          None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

          a.)  Exhibits

          ------------------ ------------------------------------------------------------ -------------
               Exhibit
               Number                                Description                           Reference
          ------------------ ------------------------------------------------------------ -------------
                 3.1         Certificate of Incorporation of First Sentinel Bancorp, Inc.      *
                 3.2         Bylaws of First Sentinel Bancorp, Inc.                            *
                  4          Stock certificate of First Sentinel Bancorp, Inc.                 *
                 10          First Savings Bank Non-Employee Director Retirement Plan     Filed herein
                 11          Statement re: Computation of Ratios                             Page 7
                 99          Statements furnished pursuant to Section 906 of the          Filed herein
                             Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
          ------------------ ------------------------------------------------------------ -------------

          b.)  Reports on Form 8 - K

        On May 21, 2002, the Company filed a report on Form 8-K pursuant to Item 5, in connection with its receipt of notification from the lead lender of expected default on the Company's $6.9 million participation interest in a loan.

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


                          FIRST SENTINEL BANCORP, INC.




Date:  August 14, 2002            By:  /s/ JOHN P. MULKERIN
                                       --------------------
                                       John P. Mulkerin
                                       President and Chief Executive Officer


Date:  August 14, 2002            By:  /s/ THOMAS M. LYONS
                                       -------------------
                                       Thomas M. Lyons
                                       Senior Vice President and Chief Financial
                                       Officer