Form 10-Q
period 2002-09-30
FIRST SENTINEL BANCORP INC
filed 2002-11-14
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended............................... SEPTEMBER 30, 2002

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

Yes    _X_      No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                           OUTSTANDING AT NOVEMBER 1, 2002
-------------------------------------      -------------------------------------
           Common Stock                              29,014,576 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q


                                                                          Page #
PART I.    FINANCIAL INFORMATION                                          ------

Item 1.    Financial Statements (Unaudited)

           Consolidated  Statements  of  Financial  Condition as of
           September 30, 2002 and December 31, 2001                            3

           Consolidated Statements of Income for the three and nine
           months ended September 30, 2002 and 2001                            4

           Consolidated  Statements of Stockholders' Equity for the
           nine months ended September 30, 2002 and 2001                       5

           Consolidated  Statements  of Cash  Flows  for  the  nine
           months ended September 30, 2002 and 2001                            6

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's   Discussion   and  Analysis  of  Financial
           Condition and Results of Operations                                10

Item 3.    Quantitative and Qualitative Disclosure About Market Risk          17

Item 4.    Controls and Procedures                                            17

PART II.   OTHER INFORMATION                                                  17

           SIGNATURES                                                         19

           CERTIFICATIONS                                                     20

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)

                                                                                         September 30,   December 31,
                                                                                             2002            2001
                                                                                          ----------      ----------
ASSETS
Cash and due from banks ............................................................      $   26,338      $   33,875
Federal funds sold .................................................................          55,850          20,000
                                                                                          ----------      ----------
  Total cash and cash equivalents ..................................................          82,188          53,875
Federal Home Loan Bank of New York (FHLB-NY)
  stock, at cost ...................................................................          21,136          20,541
Investment securities available for sale ...........................................         118,208         107,988
Mortgage-backed securities available for sale ......................................         734,249         642,716
Loans held for sale, net ...........................................................           1,963           5,467
Loans receivable, net ..............................................................       1,237,109       1,237,312
Interest and dividends receivable ..................................................          11,272          12,039
Premises and equipment, net ........................................................          15,584          16,014
Core deposit intangibles ...........................................................           4,778           5,411
Other assets .......................................................................          31,705          37,556
                                                                                          ----------      ----------
  Total assets .....................................................................      $2,258,192      $2,138,919
                                                                                          ==========      ==========

--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ...........................................................................      $1,377,067      $1,315,264
Borrowed funds .....................................................................         601,702         545,814
Advances by borrowers for taxes and insurance ......................................           9,916           9,735
Other liabilities ..................................................................          19,605          12,979
                                                                                          ----------      ----------
  Total liabilities ................................................................       2,008,290       1,883,792
                                                                                          ----------      ----------
Company-obligated mandatorily redeemable preferred capital securities of a
  subsidiary trust holding solely junior subordinated debentures of the Company ....          25,000          25,000
                                                                                          ----------      ----------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares; none issued and outstanding .........              --              --
Common Stock, $.01 par value, 85,000,000 shares authorized; 43,106,742 and
  29,099,576 shares issued and outstanding at 9/30/02 and
  43,106,742 and 30,940,117 shares issued and outstanding at 12/31/01 ..............             430             430
Paid-in capital ....................................................................         202,411         201,858
Retained earnings ..................................................................         159,696         148,463
Accumulated other comprehensive income .............................................           9,212           2,178
Treasury stock (13,920,522 and 12,088,836 shares at 9/30/02 and 12/31/01,
  respectively) ....................................................................        (135,963)       (110,571)
Common stock acquired by the Employee Stock Ownership Plan (ESOP) ..................          (9,633)        (10,321)
Common stock acquired by the Recognition and Retention Plan (RRP) ..................          (1,251)         (1,910)
                                                                                          ----------      ----------
  Total stockholders' equity .......................................................         224,902         230,127
                                                                                          ----------      ----------
  Total liabilities and stockholders' equity .......................................      $2,258,192      $2,138,919
                                                                                          ==========      ==========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                                Three months ended                Nine months ended
                                                                   September 30,                    September 30,
                                                            --------------------------      ---------------------------
                                                                2002           2001             2002            2001
                                                            -----------    -----------      -----------     -----------
INTEREST INCOME:
  Loans ................................................    $    21,302    $    22,518      $    64,215     $    67,450
  Investment and mortgage-backed securities
    available for sale .................................         10,784         10,802           31,719          33,442
                                                            -----------    -----------      -----------     -----------
     Total interest income .............................         32,086         33,320           95,934         100,892
                                                            -----------    -----------      -----------     -----------

INTEREST EXPENSE:
 Deposits:
   NOW and money market demand .........................          1,918          2,644            6,099           7,428
   Savings .............................................            952            994            2,722           2,823
   Certificates of deposit .............................          5,050          8,264           16,454          26,320
                                                            -----------    -----------      -----------     -----------
     Total interest expense - deposits .................          7,920         11,902           25,275          36,571
 Borrowed funds ........................................          7,691          6,856           22,287          20,494
                                                            -----------    -----------      -----------     -----------
     Total interest expense ............................         15,611         18,758           47,562          57,065
                                                            -----------    -----------      -----------     -----------
     Net interest income ...............................         16,475         14,562           48,372          43,827
Provision for loan losses ..............................            105            150            1,310             500
                                                            -----------    -----------      -----------     -----------
     Net interest income after provision for loan losses         16,370         14,412           47,062          43,327
                                                            -----------    -----------      -----------     -----------

NON-INTEREST INCOME:
  Fees and service charges .............................            992            598            3,091           1,861
  Net gain (loss) on sales of loans and securities
    available for sale .................................          1,349            147             (122)            625
  Income on Bank Owned Life Insurance (BOLI) ...........            338            373            1,157             443
  Other income .........................................            158            261              536             474
                                                            -----------      -----------    -----------     -----------
     Total non-interest income .........................          2,837          1,379            4,662           3,403
                                                            -----------      -----------    -----------     -----------

NON-INTEREST EXPENSE:
  Compensation and benefits ............................          4,281          3,819           12,408          11,483
  Occupancy ............................................            592            562            1,695           1,701
  Equipment ............................................            451            404            1,290           1,257
  Advertising ..........................................            221            208              754             857
  Federal deposit insurance ............................             58             59              176             176
  Amortization of core deposit intangibles .............            210            211              633             635
  Distributions on preferred capital securities ........            495             --            1,484              --
  General and administrative ...........................          1,151          1,004            3,385           3,207
                                                            -----------    -----------      -----------     -----------
     Total non-interest expense ........................          7,459          6,267           21,825          19,316
                                                            -----------    -----------      -----------     -----------
     Income before income tax expense ..................         11,748          9,524           29,899          27,414

Income tax expense .....................................          4,270          2,955           10,260           8,703
                                                            -----------    -----------      -----------     -----------

     Net income ........................................    $     7,478    $     6,569      $    19,639     $    18,711
                                                            ===========    ===========      ===========     ===========

Basic earnings per share ...............................    $      0.26    $      0.22      $      0.68     $      0.61
                                                            ===========    ===========      ===========     ===========

Weighted average shares outstanding - Basic ............     28,447,507     29,843,217       28,934,681      30,477,126
                                                            ===========    ===========      ===========     ===========

Diluted earnings per share .............................           0.26    $      0.21             0.66     $      0.60
                                                            ===========    ===========      ===========     ===========

Weighted average shares outstanding - Diluted ..........     29,185,437     30,591,551       29,717,856      31,149,629
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

                                                                         Accumulated
                                                                             Other                  Common     Common       Total
                                                                            Compre-                  Stock      Stock       Stock-
                                          Common   Paid In     Retained     hensive    Treasury    Acquired    Acquired    holders'
                                           Stock   Capital     Earnings   Income(Loss)   Stock      by ESOP     by RRP      Equity
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 2000 ............   $430   $201,264    $132,537     $(8,534)   $ (89,508)   $(11,238)   $(2,788)   $222,163
Net income for the nine months
   ended September 30, 2001 .............     --         --      18,711          --           --          --         --      18,711
Cash dividends declared ($0.225) ........     --         --      (7,215)         --           --          --         --      (7,215)
Net change in unrealized gain/(loss)
   on securities available for sale .....     --         --          --      13,751           --          --         --      13,751
Purchases of treasury stock .............     --         --          --          --      (18,324)         --         --     (18,324)
Exercise of stock options ...............     --         --        (232)         --        1,153          --         --         921
Tax benefit on stock options and RRP ....     --        150          --          --           --          --         --         150
Purchase and retirement of common
   stock ................................     --        (56)         --          --           --          --         --         (56)
Amortization of RRP .....................     --         --          --          --           --          --        659         659
ESOP expense ............................     --        223          --          --           --         688         --         911
                                          ------------------------------------------------------------------------------------------

Balance at September 30, 2001 ...........   $430   $201,581    $143,801      $5,217    $(106,679)   $(10,550)   $(2,129)  $ 231,671
                                          =========================================================================================

Balance at December 31, 2001 ............   $430   $201,858    $148,463      $2,178    $(110,571)   $(10,321)   $(1,910)   $230,127
Net income for the nine months
   ended September 30, 2002 .............     --         --      19,639          --           --          --         --      19,639
Cash dividends declared ($0.265) ........     --         --      (7,993)         --           --          --         --      (7,993)
Net change in unrealized gain
   on securities available for sale .....     --         --          --       7,034           --          --         --       7,034
Purchases of treasury stock .............     --         --          --          --      (26,028)         --         --     (26,028)
Exercise of stock options ...............     --         --        (413)         --          636          --         --         223
Tax benefit on stock options and RRP ....     --        331          --          --           --          --         --         331
Purchase and retirement of common
   stock ................................     --       (108)         --          --           --          --         --        (108)
Amortization of RRP .....................     --         --          --          --           --          --        659         659
ESOP expense ............................     --        330          --          --           --         688         --       1,018
                                          ------------------------------------------------------------------------------------------

Balance at September 30, 2002 ...........   $430   $202,411    $159,696      $9,212    $(135,963)   $ (9,633)   $(1,251)   $224,902
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

                                                                                              Nine months ended
                                                                                                 September 30,
                                                                                            -----------------------
                                                                                               2002          2001
                                                                                            ---------     ---------
Cash flows from operating activities:
   Net income ..........................................................................    $  19,639     $  18,711
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation of premises and equipment ..............................................        1,066           974
   Amortization of core deposit intangibles ............................................          633           635
   ESOP expense ........................................................................        1,018           911
   Amortization of RRP .................................................................          659           659
   Net amortization of premiums and accretion of discounts and deferred fees ...........        2,815         1,437
   Provision for loan losses ...........................................................        1,310           500
   Loans originated for sale ...........................................................      (15,782)      (38,693)
   Proceeds from sales of mortgage loans held for sale .................................       19,327        37,787
   Net loss (gain) on sales of loans and securities available for sale .................          122          (625)
   Net loss (gain) on sales of real estate owned .......................................           10           (85)
   Net loss on sales of premises and equipment .........................................           --           102
   Decrease in interest and dividends receivable .......................................          767         1,813
   Tax benefit on stock options and RRP ................................................         (331)         (150)
   Increase in other liabilities .......................................................        7,288           241
   Decrease in other assets ............................................................        2,110         1,908
                                                                                            ---------     ---------
         Net cash provided by operating activities .....................................       40,651        26,125
                                                                                            ---------     ---------
Cash flows from investing activities:
   Proceeds from sales/calls/maturities of investment securities available for sale ....       44,779       179,940
   Purchases of investment securities available for sale ...............................      (54,051)      (43,326)
   Purchase of FHLB-NY stock ...........................................................         (595)         (774)
   Proceeds from sales of mortgage-backed securities available for sale ................      152,433       202,623
   Principal payments on mortgage-backed securities ....................................      181,962        96,900
   Purchases of mortgage-backed securities available for sale ..........................     (419,561)     (427,431)
   Principal repayments on loans .......................................................      472,697       278,717
   Origination of loans ................................................................     (446,978)     (299,926)
   Purchases of mortgage loans .........................................................      (26,483)      (14,153)
   Purchase of BOLI ....................................................................           --       (25,000)
   Proceeds from sale of real estate owned .............................................          129           565
   Proceeds from sales of premises and equipment .......................................           --           186
   Purchases of premises and equipment .................................................         (636)         (645)
                                                                                            ---------     ---------
          Net cash used in investing activities ........................................      (96,304)      (52,324)
                                                                                            ---------     ---------
Cash flows from financing activities:
   Purchase of treasury stock ..........................................................      (26,028)      (18,324)
   Purchase and retirement of common stock .............................................         (108)          (56)
   Stock options exercised .............................................................          223           921
   Cash dividends paid .................................................................       (7,993)       (7,215)
   Net increase in deposits ............................................................       61,803        75,612
   Net increase in short-term borrowed funds ...........................................           --            --
   Proceeds from borrowed funds ........................................................      117,000       285,000
   Repayment of borrowed funds .........................................................      (61,112)     (275,104)
   Net increase in advances by borrowers for taxes and insurance .......................          181           896
                                                                                            ---------     ---------
            Net cash provided by financing activities ..................................       83,966        61,730
                                                                                            ---------     ---------
            Net increase in cash and cash equivalents ..................................       28,313        35,531
Cash and cash equivalents at beginning of period .......................................       53,875        35,119
                                                                                            ---------     ---------
Cash and cash equivalents at end of period .............................................    $  82,188     $  70,650
                                                                                            =========     =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest ........................................................................    $  47,505     $  58,035
       Income taxes ....................................................................        3,147         6,107
   Non cash investing and financing activities for the period:
        Transfer of loans to real estate owned .........................................    $     197     $     305

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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2002. These interim financial statements should be read in conjunction with the December 31, 2001 Annual Report to Stockholders.

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

Calculation of Basic and Diluted Earnings Per Share
--------------------------------------------------------
(dollars in thousands, except per share data)

                                               Three months ended            Nine months ended
                                                  September 30,                September 30,
                                           --------------------------    --------------------------
                                               2002           2001           2002           2001
                                           -----------    -----------    -----------    -----------
Net income                                 $     7,478    $     6,569    $    19,639    $    18,711
                                           ===========    ===========    ===========    ===========

Basic weighted-average common shares
  outstanding                               28,447,507     29,843,217     28,934,681     30,477,126
Plus: Dilutive stock options and awards        737,930        748,334        783,175        672,503
                                           -----------    -----------    -----------    -----------
Diluted weighted-average common
  shares outstanding                        29,185,437     30,591,551     29,717,856     31,149,629
                                           ===========    ===========    ===========    ===========

Net income per common share:
  Basic                                    $      0.26    $      0.22    $      0.68    $      0.61
                                           ===========    ===========    ===========    ===========
  Diluted                                  $      0.26    $      0.21    $      0.66    $      0.60
                                           ===========    ===========    ===========    ===========

(3)   DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.095 per share on July 24, 2002, payable August 30, 2002, to stockholders of record on August 16, 2002.

(4)   COMMITMENTS AND CONTINGENCIES

At September 30, 2002, the Company had the following commitments: (i) to originate loans of $100.9 million; (ii) unused home equity lines of credit of $65.0 million; (iii) unused commercial lines of credit of $14.7 million; (iv) unused construction lines of credit of $61.6 million; and (v) letters of credit outstanding totaling $1.9 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $465.5 million at September 30, 2002.

(5)   ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                                        Nine months ended
                                                          September 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
Balance at beginning of period                    $     12,932     $     12,341
Provision charged to operations                          1,310              500
Charge offs, net of recoveries                          (1,405)             (34)
                                                  ------------     ------------
Balance at end of period                          $     12,837     $     12,807
                                                  ============     ============

(6)   COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $8.3 million and $11.4 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, comprehensive income totaled $26.7 million and $32.5 million, respectively.

(7)   RECENT ACCOUNTING PRONOUNCEMENTS

In October, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions - an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of SFAS No. 147 are effective October 1, 2002. The Company has previously purchased deposits of another financial institution and recorded a core deposit intangible. This Statement will have no effect on the accounting or amortization of the recorded intangible asset.

In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial adoption of this Statement is not expected to have a significant impact on the Company's financial statements.

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

In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Company's consolidated financial statements.

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

In July, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The Company currently has no recorded goodwill and the adoption of SFAS No. 142 did not significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles. At September 30, 2002, the Company had gross core deposit intangibles totaling $12.6 million with accumulated amortization of $7.8 million. Amortization of core deposit intangibles for the three and nine months ended September 30, 2002 was $210,000 and $633,000, respectively. Annual amortization for the year ended December 31, 2002, and for each of the subsequent five years is projected to approximate $845,000 per year.

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES.   "Management's  Discussion  and
Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K for the year ended December 31, 2001, as supplemented by the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002, June 30, 2002 and this report, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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

ASSETS. Total assets grew to $2.3 billion at September 30, 2002, an increase of $119.3 million, or 5.6%, from December 31, 2001. The change in assets consisted primarily of increases in investment and mortgage-backed securities ("MBS") available for sale and cash and cash equivalents, partially offset by decreases in loans held for sale and other assets.

MBS available for sale increased $91.5 million, or 14.2%, to $734.2 million at September 30, 2002, from $642.7 million at December 31, 2001. The increase was primarily due to purchases of $419.6 million exceeding sales and principal repayments of $150.4 million and $182.0 million, respectively, for the nine month period ended September 30, 2002. Purchases consisted primarily of MBS issued by U.S.

government-sponsored agencies. At September 30, 2002, approximately 66% of the Company's MBS had adjustable rates.

Investment securities available for sale increased $10.2 million, or 9.5%, to $118.2 million as of September 30, 2002, from $108.0 million at December 31, 2001. For the nine months ended September 30, 2002, purchases of investment securities available for sale totaled $54.1 million, while sales, calls and maturities totaled $47.0 million. Purchases consisted primarily of debt securities issued by U.S. corporations and government-sponsored agencies. At September 30, 2002, U.S. government and agency obligations totaled $58.5 million, or 49.5%, of investment securities available for sale, while state and political obligations contributed another $12.6 million, or 10.7%. Corporate obligations represented $44.6 million, or 37.7%, and equity securities accounted for the remaining $2.5 million, or 2.1%, of investment securities available for sale at September 30, 2002. With the exception of WorldCom, Inc. bonds, which have been written down to a carrying value of $300,000 and placed on non-accrual, all corporate obligations held at September 30, 2002, are investment grade with the largest exposure to any single creditor totaling $4.9 million.

Cash and cash equivalents increased $28.3 million, or 52.6%, to $82.2 million at September 30, 2002, from $53.9 million at December 31, 2001, as a result of the rapid rate of prepayments on loans and MBS attributable to the historically low interest rate environment. The Company's intent is to prudently deploy investable funds in a manner which does not expose it to significant interest rate risk.

Net loans, including loans held for sale, totaled $1.2 billion at September 30, 2002, a decrease of $3.7 million, or 0.3%, from December 31, 2001. Of the total loan portfolio at September 30, 2002, 1-4 family mortgage loans comprised 69.3%, home equity loans represented 9.0%, commercial real estate, multi-family and construction loans comprised 20.7%, and other consumer loans accounted for 1.0%.

Total loan originations for the nine months ended September 30, 2002, were $462.8 million, compared to $338.6 million for the same period in 2001. Fixed-rate, 1-4 family first mortgage loan originations totaled $105.3 million, or 22.8% of production, while adjustable-rate, 1-4 family first mortgage loans accounted for $139.9 million, or 30.2%, of total originations for the first nine months of 2002. Also during the first nine months of 2002, consumer loan originations, including home equity loans and credit lines, totaled $89.1 million, or 19.3% of total originations. During the same period, construction lending totaled $74.7 million, or 16.2% of total originations, while commercial real estate, commercial and multi-family loan originations totaled $53.7 million, or 11.6%. In addition, the Company purchased $26.5 million of primarily adjustable-rate, single-family first mortgage loans through correspondents during the nine months ended September 30, 2002. Purchased loans are re-underwritten by the Company and are extended at rates higher than those currently offered by the Company.

Repayment of principal on loans totaled $472.7 million for the nine months ended September 30, 2002, compared to $278.7 million for the same period in 2001. In addition, the Company sold $19.3 million of primarily fixed-rate, 1-4 family mortgage loans during the first nine months of 2002 as part of its on-going interest rate risk management process. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates, competition and other economic factors outside of the Company's control.

Other assets decreased $5.9 million to $31.7 million at September 30, 2002, from $37.6 million at December 31, 2001. The decrease was primarily attributable to the receipt in 2002 of incomes taxes receivable which were outstanding at December 31, 2001.

LIABILITIES. Total deposits increased $61.8 million, or 4.7%, to $1.4 billion at September 30, 2002. Core deposits, consisting of checking, savings and money market accounts, grew by $97.6 million, or 14.8%, to $758.4 million, and accounted for 55.1% of total deposits at September 30, 2002. This compares with a core/total deposits ratio of 50.3% at December 31, 2001, and 48.7% at September 30, 2001. Certificates of deposit decreased by $35.8 million, or 5.5%, compared with year-end 2001, with decreases occurring primarily in one-year and shorter maturity categories.

Borrowed funds increased a net of $55.9 million, or 10.2%, to $601.7 million at September 30, 2002, from $545.8 million at December 31, 2001, in order to fund MBS purchases and take advantage of historically low interest rates on longer-term borrowings.

Other liabilities increased $6.6 million, or 51.1%, to $19.6 million at September 30, 2002, from $13.0 million at December 31, 2001, primarily as a result of increased income tax accruals caused by an increase in the New Jersey Savings Institution tax rate and the timing of required estimated income tax payments.

CAPITAL. The Company's stockholders' equity decreased $5.2 million, or 2.3%, to $224.9 million at September 30, 2002, from $230.1 million at December 31, 2001. The decrease in equity was a result of the repurchase of $26.1 million of the Company's common stock and cash dividends declared of $8.0 million. In May 2002, the Company announced the commencement of a 5% stock repurchase program. The Company repurchased 1.1 million shares and 1.9 million shares, respectively, during the three and nine months ended September 30, 2002, at an average cost per share of $13.98 and $13.70, respectively. Stated and tangible book value per share at September 30, 2002, were $7.73 and $7.56, respectively. The decrease resulting from stock repurchases and dividend payments was partially offset by net income of $19.6 million for the nine months ended September 30, 2002, an increase in net unrealized gains on securities available for sale of $7.0 million, the amortization of stock-based compensation and benefit plans and related tax benefits of $2.0 million and proceeds from the exercise of stock options totaling $223,000.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and Total Risk-based Capital requirements. At September 30, 2002, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                         Required               Actual
                    ------------------    ------------------    Excess of Actual
                                % of                  % of      Over Regulatory
                      Amount   Assets       Amount   Assets       Requirements
                    --------- --------    --------- --------    ----------------

Leverage Capital     $89,724    4.00%     $192,802    8.56%         $102,358
Risk-based Capital:
Tier 1                43,320    4.00%      192,802   17.74%          148,762
Total                 86,639    8.00%      204,919   18.92%          118,280


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

The most significant sources of funds for the first nine months of 2002 were principal repayments and prepayments of loans and mortgage-backed securities, totaling $472.7 million and $182.0 million, respectively. Other significant sources of funds for the nine months ended September 30, 2002, were proceeds from sales of MBS available for sale totaling $152.4 million, deposit growth of $61.8 million, a net increase in borrowings of $55.9 million, sales, calls and maturities of investment securities available for sale of $44.8 million, and proceeds from the sales of mortgage loans totaling $19.3 million. If necessary, the Company has additional borrowing capacity with FHLB-NY, including an available overnight line of credit of up to $50.0 million. At September 30, 2002, the Company had unpledged investment securities and MBS available for sale with a market value of $369.7 million.

The primary investing activities of the Company for the first nine months of 2002 were the origination of loans totaling $462.8 million, purchases of mortgage-backed securities available for sale totaling $419.6 million, and purchases of investment securities available for sale totaling $54.1 million. Other significant uses of funds during the nine months ended September 30, 2002, were $26.5 million in purchases of mortgage loans, $26.0 million in repurchases of the Company's common stock and $8.0 million in cash dividends paid.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

RESULTS OF OPERATIONS. Net income for the three and nine months ended September 30, 2002, totaled $7.5 million and $19.6 million, respectively. This represented increases of $909,000 and $928,000, or 13.8% and 5.0%, respectively, over net income of $6.6 million and $18.7 million for the comparable 2001 periods. For the quarter ended September 30, 2002, basic and diluted earnings per share were $0.26, representing increases of 19.4% and 19.3%, respectively, over third quarter 2001 basic and diluted earnings per share of $0.22 and $0.21, respectively. For the nine months ended September 30, 2002, basic and diluted earnings per share were $0.68 and $0.66, respectively, representing increases of 10.6% and 10.0%, respectively, over basic and diluted earnings per share of $0.61 and $0.60, respectively, for the first nine months of 2001.

Annualized return on average equity was 13.01% and 11.34% for the three and nine months ended September 30, 2002, respectively, compared with 11.50% and 10.98% for the comparable 2001 periods. Annualized return on average assets was 1.33% and 1.18% for the three and nine months ended September 30, 2002, respectively, compared with 1.29% and 1.25% for the three and nine months ended September 30, 2001, respectively.

Earnings for the nine months ended September 30, 2002, were adversely affected by two second quarter events, both of which were precipitated by alleged acts of fraud and/or misrepresentation. The Company recorded an impairment charge totaling $1.2 million, or $.04 per diluted share, net of tax, related to WorldCom, Inc. corporate bonds. In addition, the Company recorded a $1.1 million provision to the allowance for loan losses during the quarter ended June 30, 2002, the majority of which was due to a $1.4 million writedown of a $6.9 million participation loan to an insurance premium financing company. The remaining balance on this loan, which was the one only of its kind within the loan portfolio, was received in settlement of the credit in August, 2002.

INTEREST INCOME. Interest income decreased by $1.2 million, or 3.7%, and by $5.0 million, or 4.9%, for the three and nine months ended September 30, 2002, respectively, from the same periods in 2001.

Interest on loans decreased $1.2 million and $3.2 million, or 5.4% and 4.8%, respectively, to $21.3 million and $64.2 million for the three and nine months ended September 30, 2002, compared to $22.5 million and $67.5 million for the same periods in 2001. The average balance of the loan portfolio for the three month period ended September 30, 2002, increased $38.2 million from 2001, to $1.3 billion, while the average yield on the portfolio decreased to 6.71% for the three months ended September 30, 2002, from 7.31% for the same period in 2001. The average balance of the loan portfolio for the nine month period ended September 30, 2002, increased $58.8 million from 2001, to $1.3 billion, while the average yield on the portfolio decreased to 6.74% for the nine months ended September 30, 2002, from 7.42% for the same period in 2001.

Interest on securities decreased $18,000 and $1.7 million, or 0.2% and 5.2%, respectively, to $10.8 million and $31.7 million for the three and nine months ended September 30, 2002, compared to $10.8 million and $33.4 million for the same periods in 2001. The average balance of the investment, FHLB-NY stock and MBS available for sale portfolios totaled $897.9 million, with an annualized yield of 4.80% for the three months ended September 30, 2002, compared with an average balance of $738.4 million with an annualized yield of 5.85% for the three months ended September 30, 2001. The average balance of the investment, FHLB-NY stock and MBS available for sale portfolios totaled $875.5 million, with an annualized yield of 4.83% for the nine months ended September 30, 2002, compared with an average balance of $720.0 million with an annualized yield of 6.19% for the nine months ended September 30, 2001.

INTEREST EXPENSE. Interest expense decreased $3.1 million to $15.6 million for the three months ended September 30, 2002, compared to $18.8 million for the same period in 2001. For the nine months ended September 30, 2002, interest expense decreased $9.5 million to $47.6 million versus $57.1 million for the comparable 2001 period.

For the three months ended September 30, 2002 interest expense on deposits decreased $4.0 million, or 33.5%, to $7.9 million, compared to $11.9 million for the same period in 2001. Interest expense on certificates of deposit declined $3.2 million, or 38.9%, for the third quarter of 2002 compared with 2001. The average balance of certificates of deposit declined by $40.3 million, or 6.1%, to $622.2 million for the three months ended September 30, 2002, compared with the same period in 2001, while the average rate paid on certificates decreased 174 basis points to 3.25%. Interest expense on core deposits decreased $768,000, or 21.1%, for the quarter ended September 30, 2002, compared with the same period in 2001. Average interest-bearing core deposits grew $118.5 million, or 21.1%, while the average rate paid on interest-bearing core deposits declined 90 basis points to 1.69%. Average non-interest-bearing deposits grew $15.1 million, or 28.0%, to $69.2 million for the third quarter of 2002, compared with 2001.

Partially offsetting reduced deposit interest expense, interest paid on borrowings increased $835,000, or 12.2%, to $7.7 million for the quarter ended September 30, 2002, compared with 2001. The average balance of borrowed funds for the three months ended September 30, 2002, increased to $601.8 million, from $511.2 million for the same period in 2001. The average interest rate paid on borrowed funds was 5.11% for the three months ended September 30, 2002, compared with 5.36% for the same period in 2001.

For the nine months ended September 30, 2002, interest expense on deposits decreased $11.3 million, or 30.9%, to $25.3 million, compared to $36.6 million for the same period in 2001. Interest expense on certificates of deposit declined $9.9 million, or 37.5%, for the nine months ended September 30, 2002, compared with the same period of 2001. The average balance of certificates of deposit declined by $25.5 million, or 3.9%, to $634.4 million for the nine months ended September 30, 2002, compared with the same period in 2001, while the average rate paid on certificates decreased 186 basis points to 3.46%. Interest expense on core deposits decreased $1.4 million, or 14.0%, for the nine months ended September 30, 2002, compared with the same period in 2001. Average interest-bearing core deposits grew $120.9 million, or 22.5%, while the average rate paid on interest-bearing core deposits declined 76 basis points to 1.79%. Average non-interest-bearing deposits grew $14.1 million, or 27.2%, to $65.9 million for the first nine months of 2002, compared with the first nine months of 2001.

Partially offsetting reduced deposit interest expense, interest paid on borrowings increased $1.8 million, or 8.7%, to $22.3 million for the nine months ended September 30, 2002, compared to $20.5 million for the same period in 2001. The average balance of borrowed funds for the nine months ended September 30, 2002, increased to $584.9 million, from $486.1 million for the same period in 2001. The average interest rate paid on borrowed funds was 5.08% for the nine months ended September 30, 2002, compared with 5.62% for the same period in 2001.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $1.9 million and $4.5 million, or 13.1% and 10.4%, respectively, to $16.5 million and $48.4 million for the three and nine months ended September 30, 2002, compared to $14.6 million and $43.8 million for the same periods in 2001. The increase was due to the changes in interest income and interest expense described previously.

The interest rate spread increased 20 basis points to 2.64% for the three months ended September 30, 2002, compared with 2.44% for the same period in 2001. The average earning asset yield was 5.92% and 6.76% for the three months ended September 30,2002, and 2001, respectively, while the average cost of interest-bearing liabilities declined to 3.28% for 2002, from 4.32% for 2001. For the nine months ended September 30, 2002, the interest rate spread increased 14 basis points to 2.58% compared with 2.44% for the same period in 2001. The average earning asset yield was 5.96% for the first nine months of 2002, compared with 6.96% for the first nine months of 2001, while the average cost of interest-bearing liabilities was 3.38% and 4.52% for the same respective periods.

The net interest margin was 3.04% and 3.00% for the three and nine months ended September 30, 2002, respectively, compared with 2.96% and 3.02% for the three and nine months ended September 30, 2001, respectively.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three and nine months ended September 30, 2002, decreased $45,000 and increased $810,000, respectively, to $105,000 and $1.3 million, compared to $150,000 and $500,000 for the same periods in 2001. Total non-performing assets totaled $3.1 million at September 30, 2002, compared with $1.9 million at December 31, 2001 and $2.2 million at September 30, 2001. Included in non-performing loans at September 30, 2002, were $847,000 in four single-family construction mortgages to several related entities. These projects are substantially complete, have loan-to-value ratios less than 70% and are backed by personal guarantees. The loans are past maturity and the Company has initiated foreclosure proceedings. The Company anticipates full collection of these loans. The increase in the year-to-date provision for loan losses was primarily due to a $1.4 million charge against the allowance for loan losses recorded during the second quarter of 2002, relating to a participation loan to an insurance premium financier. The remaining $5.6 million balance on the partially charged-off participation loan was received in settlement of the credit in August 2002. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.03% at September 30, 2002 and December 31, 2001. In management's opinion, the allowance for loan losses, totaling $12.8 million at September 30, 2002, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

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

(dollars in thousands)                              Sept. 30,  June 30,   Mar. 31,   Dec. 31,   Sept. 30,
                                                      2002       2002       2002       2001       2001
                                                    ----------------------------------------------------
Non-accrual mortgage loans ......................    $2,297     $1,875     $1,681     $1,787     $1,904
Non-accrual other loans .........................        --      5,552         --         --         --
                                                    ----------------------------------------------------
   Total non-accrual loans ......................     2,297      7,427      1,681      1,787      1,904
Loans 90 days or more delinquent and
   still accruing ...............................       440         80        256         62        263
Restructured loans ..............................        --         --         --         --         --
                                                    ----------------------------------------------------
Total non-performing loans ......................     2,737      7,507      1,937      1,849      2,167
Non-accrual investments (WorldCom, Inc. .........
   corporate bonds) .............................       300        300         --         --         --
Total foreclosed real estate, net of related
   allowance ....................................       100         --         42         42         79
                                                    ----------------------------------------------------
Total non-performing assets .....................    $3,137     $7,807     $1,979     $1,891     $2,246
                                                    ====================================================
Non-performing loans to loans receivable, net ...      0.22%      0.59%      0.15%      0.15%      0.18%
Non-performing assets to total assets ...........      0.14%      0.35%      0.09%      0.09%      0.11%

NON-INTEREST INCOME. Non-interest income increased $1.5 million to $2.8 million for the three months ended September 30, 2002, compared to $1.4 million for the same period in 2001. Net gains on sales of loans and securities increased by
$1.2 million as the Company realized gains on sales of higher-coupon mortgage-backed securities with undesirable prepayment performance and projections. Also, fees and service charges increased by $394,000 for the quarter ended September 30, 2002, versus the comparable 2001 period. The increase was a result of prepayment penalties on commercial mortgage loans, growth in the assessable customer base and the implementation of new fee and service charge levels following a periodic review of current fee structures.

For the nine months ended September 30, 2002, non-interest income increased $1.3 million, or 37.0%, to $4.7 million compared to $3.4 million for the same period in 2001. Fees and service charges increased $1.2 million for the nine months ended September 30, 2002, and included a $600,000 prepayment penalty realized in the first quarter on a large commercial mortgage loan. In addition, Bank Owned Life Insurance purchased in June 2001, contributed $1.2 million to non-interest income for the nine months ended September 30, 2002, compared with $443,000 for the same period in 2001. Partially offsetting these increases, the Company recognized net losses on sales of loans and securities of $122,000 for the nine months ended September 30, 2002, compared with net gains of $625,000 for the same period in 2001. Included in the 2002 net securities loss was a $1.8 million pre-tax impairment charge on WorldCom, Inc. corporate bonds recognized during the second quarter of 2002.

NON-INTEREST EXPENSE. Non-interest expense for the three and nine months ended September 30, 2002, increased $1.2 million and $2.5 million, or 19.0% and 13.0%, respectively, to $7.5 million and $21.8 million, compared to $6.3 million and $19.3 million for the same periods in 2001. The increase was primarily attributable to the distributions on preferred capital securities issued in November 2001, totaling $495,000 and $1.5 million for the three and nine months ended September 30, 2002, respectively.

In addition, compensation and benefits increased $462,000 and $925,000, or 12.1% and 8.1%, respectively, to $4.3 million and $12.4 million for the three and nine months ended September 30, 2002, as a result of normal salary increases, as well as increased healthcare and other benefit costs, including growth in non-cash compensation expense associated with the Company's ESOP as a result of stock price appreciation. For the nine months ended September 30, 2002, these increases were partially offset by reduced advertising costs attributable to certain non-recurring expenses related to the Company's 100th Anniversary Celebration which were recognized in the first quarter of 2001.

The Company's annualized non-interest expense, excluding amortization of core deposit intangibles and distributions on preferred capital securities, divided by average assets was 1.20% and 1.18% for the three and nine months ended September 30, 2002, respectively, compared to 1.19% and 1.25%, for the three and nine months ended September 30, 2001, respectively. The Company's efficiency ratio, calculated as non-interest expense (excluding distributions on preferred capital securities) divided by the sum of net interest income plus non-interest income, excluding net gains or losses on the sale of loans and securities, was 38.8% and 38.3% for the three and nine months ended September 30, 2002, respectively, compared with 39.7% and 41.5% for the comparable 2001 periods.

STATE TAX LEGISLATION. On July 2, 2002, the State of New Jersey passed the Business Tax Reform Act, which is retroactive to January 1, 2002. This legislation has resulted in an increase to the Company's effective tax rate to 36.3% for the third quarter of 2002, compared to its 2001 annual effective tax rate of 31.7%. The Company projects an annual effective tax rate of 34.3% for 2002.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2002).

Item 4.   CONTROLS AND PROCEDURES.

     a.)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

          John P. Mulkerin, the Company's Chief Executive Officer, and Thomas M. Lyons, the Company's Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of November 1, 2002. Based upon their evaluation, they each found the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that the Company files and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     b.)  CHANGES IN INTERNAL CONTROLS.

          There were no significant changes in the Company's disclosure controls and procedures or internal controls for financial reporting or other factors that could significantly affect those controls subsequent to November 1, 2002, and the Company identified no significant deficiencies or material weaknesses requiring corrective action with respect to those controls.

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

          None.

Item 5.   OTHER INFORMATION.

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.)  EXHIBITS

          ======================================================================
           Exhibit
           Number                           Description                Reference
          ----------------------------------------------------------------------
             3.1    Certificate of Incorporation of                       *
                    First Sentinel Bancorp, Inc.

             3.2    Bylaws of First Sentinel Bancorp, Inc.                *

              4     Stock certificate of First Sentinel Bancorp, Inc.     *

             11     Statement re: Computation of Ratios                 Page 7

             99     Statements furnished pursuant to Section 906         Filed
                    of the Sarbanes-Oxley Act of 2002, 18 U.S.C.        herein
                    Section 1350
          ======================================================================
     b.)  REPORTS ON FORM 8 - K

          On September 27, 2002, the Company filed a report on Form 8-K pursuant to Item 5, in connection with the announcement of President and CEO John P. Mulkerin's planned retirement effective December 31, 2002, and the naming of Christopher Martin as successor.

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


                                             FIRST SENTINEL BANCORP, INC.



Date:  November 14, 2002                          By: /s/ JOHN P. MULKERIN
                                                      --------------------------
                                                         John P. Mulkerin
                                                         Chief Executive Officer


Date:  November 14, 2002                          By: /s/ THOMAS M. LYONS
                                                      --------------------------
                                                      Thomas M. Lyons
                                                      Senior Vice President and
                                                        Chief Financial Officer

                                 CERTIFICATIONS

I, John P. Mulkerin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Sentinel Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                                  /s/ John P. Mulkerin
      -----------------                                  --------------------
                                                         John P. Mulkerin
                                                         Chief Executive Officer

I, Thomas M. Lyons, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Sentinel Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                                  /s/ Thomas M. Lyons
      -----------------                                  -------------------
                                                         Thomas M. Lyons
                                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         ------------------------------------------------------------
99                  Statements furnished pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350