Form 10-K
period 2002-12-31
FIRST SENTINEL BANCORP INC
filed 2003-03-31
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2002

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

                          COMMON STOCK, PAR VALUE $0.01

                                (Title of class)

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                               Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               Yes[X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the closing price of its Common Stock on June 28, 2002, as quoted by the Nasdaq Stock Market, was approximately $335.9 million. Solely for the purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 15, 2003, there were 42,982,088 shares issued and 27,772,350 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

I. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002 (Part II).

II. Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on April 28, 2003 and any adjournment thereof filed with the Securities and Exchange Commission on March 28, 2003 (Part III).

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I
                Item 1.   Business..............................................         3
                Item 2.   Properties............................................        32
                Item 3.   Legal Proceedings.....................................        33
                Item 4.   Submission of Matters to a Vote of Security Holders...        33

PART II         Item 5.   Market for Registrant's Common Equity and Related
                          Stockholder Matters...................................        34
                Item 6.   Selected Financial Data...............................        34
                Item 7.   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations...................        34
                Item 7A.  Quantitative and Qualitative Disclosures About
                          Market Risk...........................................        34
                Item 8.   Financial Statements and Supplementary Data ..........        34
                Item 9.   Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure...................        34

PART III
                Item 10.  Directors and Executive Officers of the Registrant....        34
                Item 11.  Executive Compensation................................        34
                Item 12.  Security Ownership of Certain Beneficial Owners
                          and Management and Related Stockholder Matters .......        35
                Item 13.  Certain Relationships and Related Transactions........        35
                Item 14.  Controls and Procedures...............................        35

PART IV
                Item 15.  Exhibits, Financial Statement Schedules and
                          Reports on Form 8-K ..................................        35

SIGNATURES                                                                              38
CERTIFICATIONS                                                                          39


                                     PART I

ITEM 1. BUSINESS
----------------

FIRST SENTINEL BANCORP, INC.

            First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") is a Delaware corporation organized in 1998 by First Savings Bank ("First Savings" or the "Bank") for the purpose of holding all of the capital stock of the Bank. At December 31, 2002, the Company had consolidated total assets of $2.3 billion and total stockholders' equity of $221.2 million. The Company is a unitary thrift holding company subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC").

            The Company's executive offices are located at 1000 Woodbridge Center Drive, Woodbridge, New Jersey 07095. The Company's telephone number is
(732) 726-9700.

FIRST SAVINGS BANK

            First Savings is a New Jersey-chartered, capital stock savings bank headquartered in Woodbridge, New Jersey. First Savings has operated in its present market area since 1901.

            The Bank's executive  offices are located at 1000 Woodbridge  Center
Drive,   Woodbridge,   New  Jersey  07095.   The  Bank's   telephone  number  is
(732)726-9700.

AVAILABLE INFORMATION

            The Company's Internet address is WWW.FIRSTSENTINELBANCORP.COM. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) are made available free of charge on the Company's website.

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

            The Company's objectives are to enhance shareholder value by profitably meeting the needs of its customers and seeking controlled growth, while preserving asset quality and maintaining a strong capital position. The Company's strategy emphasizes customer service and convenience, and the Company attributes the loyalty of its customer base to its commitment to maintaining customer satisfaction. The Company attempts to set itself apart from its competitors by providing the type of personalized service not generally available from larger banks while offering a greater variety of products and services than is typically available from smaller depository institutions.

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

            In an effort to enhance its long-term profitability and increase its market share, the Company has endeavored to expand its traditional thrift lending and securities investment strategy. Toward this end, the Bank continues to diversify and expand upon the products and services it offers by focusing on both lending and deposit services to small and medium-sized retail businesses. The Bank has increased its emphasis on the origination of commercial real estate, construction and commercial loans, as well as the marketing of its business checking accounts and other business-related services. To develop full-service relationships with commercial customers, the Bank provides merchant services, such as merchant credit card processing, express teller services and escrow management. The Bank has hired, and intends to continue hiring, additional personnel with expertise in commercial lending to facilitate growth in this area. The Bank has also increased loan volumes through the use of third-party correspondent lending. Purchased loans were primarily one-to-four family adjustable-rate mortgages, underwritten internally, with higher rates than those currently offered by the Bank. Third-party correspondent lending is expected to continue to play a minor role in the future operations of the Bank.

            As part of the Company's asset/liability management strategy, and as a means of enhancing profitability, the Company also invests in investment and mortgage-backed securities. In recent years, the Company has utilized its ability to borrow as an alternative means of funding asset growth. The average balance of borrowings outstanding for the years ended December 31, 2002, 2001 and 2000 was $588.0 million, $495.7 million and $503.4 million, respectively. The Company will continue to evaluate leveraged growth opportunities as market conditions allow and manage its borrowing levels to mitigate interest rate risk and/or reduce funding costs.

            The Company repurchased 2.6 million shares, or $36.0 million, of its common stock during 2002 as part of its ongoing capital management strategy. In December 2002, the Company completed a 5% stock repurchase program authorized in May 2002. In January 2003, the Board of Directors authorized a new 5% stock repurchase program under which an additional 1.4 million shares of the Company's stock may be repurchased. The Company's dividend payout ratio was 39.5%, 35.9%, 34.8%, 61.7% and 32.6% for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

            The Company intends to actively seek additional expansion opportunities in the areas surrounding its current branch locations. Accordingly, the Company purchased an existing bank branch facility in Somerset, New Jersey, in December 2001. This new branch location opened in February 2002. In addition, the Company plans to relocate one branch and add two new retail locations in 2003.

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


(Dollars in thousands)
                                                                                For the Year Ended December 31,
                                                        --------------------------------------------------------------------------\-
                                                                           2002                                2001
                                                        -------------------------------------  ------------------------------------
                                                          Average                   Average       Average                  Average
                                                          Balance      Interest    Yield/Cost     Balance     Interest   Yield/Cost
                                                        -------------------------------------  ------------------------------------
ASSETS:
   Interest-earning assets:
     Loans, net (1) ...............................     $1,263,513    $   84,219       6.67%    $1,220,059   $   89,678      7.35%
     Investment  and mortgage-backed
       securities available for sale (2) ..........        888,124        41,783       4.70        735,600       43,907      5.97
                                                        ------------------------                -----------------------
        Total interest-earning assets .............      2,151,637       126,002       5.86      1,955,659      133,585      6.83
   Non-interest earning assets ....................         74,982                                  63,937
                                                        ----------                              ----------
        Total assets ..............................     $2,226,619                              $2,019,596
                                                        ==========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
       NOW and money market accounts ..............     $  466,811         7,725       1.65     $  381,613        9,654      2.53
       Savings accounts ...........................        201,358         3,543       1.76        168,520        3,790      2.25
       Certificate accounts .......................        628,535        21,189       3.37        660,120       33,764      5.11
       Borrowed funds .............................        587,986        29,964       5.10        495,674       27,476      5.54
                                                        ------------------------                -----------------------
        Total interest-bearing liabilities ........      1,884,690        62,421       3.31      1,705,927       74,684      4.38
   Non-interest bearing deposits ..................         67,061                                  53,394
   Other liabilities ..............................         45,860                                  31,941
                                                        ----------                              ----------
        Total liabilities .........................      1,997,611                               1,791,262
                                                        ----------                              ----------
   Stockholders' equity ...........................        229,008                                 228,334
                                                        ----------                              ----------
        Total liabilities and stockholders'
           equity..................................     $2,226,619                              $2,019,596
                                                        ==========                              ==========
Net interest income/interest rate spread (3) ......                   $   63,581       2.55%                 $   58,901      2.45%
                                                                      =====================                  ====================

Net interest-earning assets/net interest margin (4)     $  266,947                     2.96%    $  249,732                   3.01%
                                                        ==========               ==========     ==========              =========

Ratio of interest-earning assets to
  interest-bearing liabilities ....................           1.14 X                                  1.15 X
                                                        ==========                              ==========



(Dollars in thousands)
                                                              For the Year Ended December 31,
                                                           --------------------------------------
                                                                          2000
                                                           --------------------------------------
                                                            Average                    Average
                                                            Balance      Interest     Yield/Cost
                                                           --------------------------------------
ASSETS:
   Interest-earning assets:
     Loans, net (1) ...............................       $1,121,386     $   84,174     7.51 %
     Investment  and mortgage-backed
       securities available for sale (2) ..........          818,035         52,615     6.43
                                                          -------------------------
        Total interest-earning assets .............        1,939,421        136,789     7.05
   Non-interest earning assets ....................           20,695
                                                          ----------
        Total assets ..............................       $1,960,116
                                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
       NOW and money market accounts ..............       $  354,135          9,452     2.67
       Savings accounts ...........................          166,127          3,744     2.25
       Certificate accounts .......................          646,791         34,783     5.38
       Borrowed funds .............................          503,372         30,893     6.14
                                                          -------------------------
        Total interest-bearing liabilities ........        1,670,425         78,872     4.72
   Non-interest bearing deposits ..................           48,582
   Other liabilities ..............................           15,253
                                                          ----------
        Total liabilities .........................        1,734,260
                                                          ----------
   Stockholders' equity ...........................          225,856
                                                          ----------
        Total liabilities and stockholders'
           equity..................................       $1,960,116
                                                          ==========
Net interest income/interest rate spread (3) ......                      $   57,917     2.33%
                                                                         ===================

Net interest-earning assets/net interest margin (4)       $  268,996                    2.99%
                                                          ==========                 =======

Ratio of interest-earning assets to
  interest-bearing liabilities ....................             1.16 x
                                                          ==========


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



(In thousands)
                                           Year Ended December 31, 2002               Year Ended December 31, 2001
                                               Compared to Year Ended                   Compared to Year Ended
                                                  December 31, 2001                        December 31, 2000
                                        ------------------------------------      ------------------------------------
                                          Increase (Decrease)                      Increase (Decrease)
                                               Due to                                    Due to
                                        ----------------------      --------      ----------------------      --------
                                         Volume         Rate          Net          Volume         Rate          Net
                                        --------      --------      --------      --------      --------      --------
INTEREST-EARNING ASSETS:
  Loans receivable, net ...........     $  3,095      $ (8,554)     $ (5,459)     $  7,320      $ (1,816)     $  5,504
  Investment and mortgage-backed
     securities and loans available
     for sale .....................        8,174       (10,298)       (2,124)       (5,093)       (3,615)       (8,708)
                                        --------      --------      --------      --------      --------      --------
  Total ...........................       11,269       (18,852)       (7,583)        2,227        (5,431)       (3,204)
                                        --------      --------      --------      --------      --------      --------

INTEREST-BEARING LIABILITIES:
  Deposits:
    NOW and money market demand ...        1,872        (3,801)       (1,929)          713          (511)          202
    Savings .......................          663          (910)         (247)           46            --            46
    Certificates of deposit .......       (1,549)      (11,026)      (12,575)          720        (1,739)       (1,019)
  Borrowed funds ..................        4,802        (2,314)        2,488          (463)       (2,954)       (3,417)
                                        --------      --------      --------      --------      --------      --------
  Total ...........................        5,788       (18,051)      (12,263)        1,016        (5,204)       (4,188)
                                        --------      --------      --------      --------      --------      --------
Change in net interest income .....     $  5,481      $   (801)     $  4,680      $  1,211      $   (227)     $    984
                                        ========      ========      ========      ========      ========      ========

LENDING ACTIVITIES

            LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences and commercial real estate. At December 31, 2002, the Company's loan portfolio totaled $1.2 billion, of which $835.6 million, or 68.9% were one-to-four family residential mortgage loans. At that date, the Company's loan portfolio also included $110.8 million of home equity loans and lines of credit generally secured by second liens on one-to-four family residential properties, $77.1 million of net construction loans, $164.6 million of commercial real estate loans, and $12.7 million of multi-family residential mortgage loans, which represented 9.1%, 6.4%, 13.6% and 1.1%, respectively, of total loans receivable. Of the mortgage loan portfolio outstanding at December 31, 2002, 47.6% were fixed-rate loans and 52.4% were adjustable-rate mortgage ("ARM") loans. Other loans held by the Company, which consist of loans on deposit accounts, commercial, personal, and automobile loans, totaled $12.5 million, or 1.0% of total loans outstanding at December 31, 2002. The Company anticipates continued growth in construction, commercial and commercial real estate loans, both in amount and as a percentage of total loans receivable, in the foreseeable future due to its efforts to diversify the loan portfolio.

            The majority of the loans originated by the Company are held for investment. In order to manage interest rate risk and diversify credit risk, however, the Company periodically sells 30-year, fixed-rate conforming loans to the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"), FHLB-NY and institutional investors and generally retains servicing rights. All such loans are sold without recourse. At December 31, 2002, the Company's servicing portfolio totaled $106.1 million. The Company had $563,000 in loans held for sale at December 31, 2002.

            The Company also invests in mortgage-backed securities and other mortgage-backed products such as collateralized mortgage obligations ("CMOs"). At December 31, 2002, mortgage-backed securities, including CMOs, were $790.6 million, or 35.0% of total assets, of which 67.6% were secured by ARM loans. The majority of the Company's mortgage-backed securities are insured or guaranteed by Freddie Mac, the Government National Mortgage Association ("GNMA"), or Fannie Mae ("FNMA"). At December 31, 2002, all mortgage-backed securities were classified as available for sale. Mortgage-backed securities available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions, or to provide liquidity to fund activities such as common stock repurchases or loan originations. The Company expects to classify all mortgage-backed security purchases as available for sale in the foreseeable future.

            The following table sets forth the composition of the Company's loan and mortgage-backed securities portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

                                                              At December 31,
                                          ---------------------------------------------------------------------
                                                         2002                              2001
                                          -------------------------------    -------------------------------
                                                               Percent                           Percent
                                              Amount          of total           Amount          of total
                                          -------------     -------------    -------------     -------------
Mortgage loans (1):
   One-to-four family .................   $     835,593            68.87%    $     857,973            68.37%
   Home equity ........................         110,835             9.13           112,958             9.00
   Construction (2) ...................          77,091             6.35            71,590             5.70
   Commercial real estate .............         164,639            13.57           167,806            13.37
   Multi-family .......................          12,714             1.05            23,396             1.86
                                          -------------     -------------    -------------     -------------
     Total mortgage loans .............       1,200,872            98.97         1,233,723            98.30
Other loans ...........................          12,537             1.03            21,347             1.70
                                          -------------     -------------    -------------     -------------
     Total loans receivable ...........       1,213,409           100.00%        1,255,070           100.00%
                                                            =============                      =============

Less:
Net deferred loan fees (costs) and
   (premiums) and discounts ...........            (631)                              (641)
Allowance for loan losses .............          12,830                             12,932
                                          -------------                      -------------
     Total loans receivable, net ......   $   1,201,210                      $   1,242,779
                                          =============                      =============

Mortgage loans:
   ARM ................................   $     629,176            52.39%    $     660,047            53.50%
   Fixed-rate .........................         571,696            47.61           573,676            46.50
                                          -------------     -------------    -------------     -------------
     Total mortgage loans .............   $   1,200,872           100.00%    $   1,233,723           100.00%
                                          =============     =============    =============     =============

Mortgage-backed securities :
   CMOs ...............................   $     118,693            15.47%    $     137,528            21.77%
   FHLMC ..............................         322,914            42.08           296,710            46.97
   GNMA ...............................          29,483             3.84            44,951             7.11
   FNMA ...............................         296,248            38.61           152,603            24.15
                                          -------------     -------------    -------------     -------------
     Total mortgage-backed securities .         767,338           100.00%          631,792           100.00%
                                                            =============                      =============
Net premiums ..........................          10,336                              6,198
Net unrealized gain (loss) on mortgage-
   backed securities available for sale          12,888                              4,726
                                          -------------                      -------------
Mortgage-backed securities, net .......   $     790,562                      $     642,716
                                          =============                      =============



                                                                  At December 31,
                                         ---------------------------------------------------------------------
                                                       2000                               1999
                                           ------------------------------    ------------------------------
                                                                Percent                         Percent
                                              Amount           of total          Amount         of total
                                           -------------    -------------    -------------    -------------
Mortgage loans (1):
   One-to-four family .................    $     879,578            73.59%   $     774,858            75.52%
   Home equity ........................          114,152             9.55           98,324             9.58
   Construction (2) ...................           41,291             3.45           26,890             2.62
   Commercial real estate .............          131,072            10.97           96,821             9.44
   Multi-family .......................           13,079             1.09           12,499             1.22
                                           -------------    -------------    -------------    -------------
     Total mortgage loans .............        1,179,172            98.65        1,009,392            98.38
Other loans ...........................           16,121             1.35           16,638             1.62
                                           -------------    -------------    -------------    -------------
     Total loans receivable ...........        1,195,293           100.00%       1,026,030           100.00%
                                                            =============                     =============

Less:
Net deferred loan fees (costs) and
   (premiums) and discounts ...........           (1,850)                           (1,090)
Allowance for loan losses .............           12,341                            11,004
                                           -------------                     -------------
     Total loans receivable, net ......    $   1,184,802                     $   1,016,116
                                           =============                     =============

Mortgage loans:
   ARM ................................    $     664,164            56.32%   $     531,859            52.69%
   Fixed-rate .........................          515,008            43.68          477,533            47.31
                                           -------------    -------------    -------------    -------------
     Total mortgage loans .............    $   1,179,172           100.00%   $   1,009,392           100.00%
                                           =============    =============    =============    =============

Mortgage-backed securities :
   CMOs ...............................    $     201,802            44.79%   $     273,511            46.85%
   FHLMC ..............................          159,755            35.45          166,992            28.60
   GNMA ...............................           29,409             6.53           57,489             9.85
   FNMA ...............................           59,628            13.23           85,828            14.70
                                           -------------    -------------    -------------    -------------
     Total mortgage-backed securities .          450,594           100.00%         583,820           100.00%
                                                            =============                     =============
Net premiums ..........................            1,951                             2,748
Net unrealized gain (loss) on mortgage-
   backed securities available for sale           (5,523)                          (11,409)
                                           -------------                     -------------
Mortgage-backed securities, net .......    $     447,022                     $     575,159
                                           =============                     =============


                                                   At December 31,
                                            ------------------------------
                                                        1998
                                            ------------------------------
                                                               Percent
                                               Amount          of total
                                            -------------    -------------
Mortgage loans (1):
   One-to-four family .................     $     657,284            76.10%
   Home equity ........................            82,672             9.57
   Construction (2) ...................            23,349             2.70
   Commercial real estate .............            65,069             7.53
   Multi-family .......................            17,589             2.04
                                            -------------    -------------
     Total mortgage loans .............           845,963            97.94
Other loans ...........................            17,817             2.06
                                            -------------    -------------
     Total loans receivable ...........           863,780           100.00%
                                                             =============

Less:
Net deferred loan fees (costs) and
   (premiums) and discounts ...........              (422)
Allowance for loan losses .............             9,505
                                            -------------
     Total loans receivable, net ......     $     854,697
                                            =============

Mortgage loans:
   ARM ................................     $     439,234            51.92%
   Fixed-rate .........................           406,729            48.08
                                            -------------    -------------
     Total mortgage loans .............     $     845,963           100.00%
                                            =============    =============

Mortgage-backed securities :
   CMOs ...............................     $     209,468            32.00%
   FHLMC ..............................           235,415            35.97
   GNMA ...............................            71,347            10.90
   FNMA ...............................           138,286            21.13
                                            -------------    -------------
     Total mortgage-backed securities .           654,516           100.00%
                                                             =============
Net premiums ..........................            3,639
Net unrealized gain (loss) on mortgage-
   backed securities available for sale            3,726
                                            -------------
Mortgage-backed securities, net .......     $     661,881
                                            =============


-------------------------

(1) Includes $563,000, $5.5 million and $277,000 in mortgage loans held for sale at December 31, 2002, 2001 and 2000, respectively. No loans were classified as held for sale at December 31, 1999 or 1998.

(2) Net of loans in process of $62.1 million, $65.1 million, $19.2 million, $28.0 million and $41.8 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

LOAN MATURITY AND REPRICING

            The following table shows the maturity or period to repricing of the Company's loan portfolio at December 31, 2002. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

(In thousands)
                                                             At December 31, 2002
                                        ----------------------------------------------------------------
                                                           One Year
                                           One Year        To Five          After
                                           or Less          Years        Five Years          Total
                                        --------------- --------------- --------------  ----------------
Mortgage loans:
  One-to-four family ...............           $85,548        $248,517       $501,528         $ 835,593
  Home equity.......................            48,697          14,117         48,021           110,835
  Construction (1) .................            77,091              --             --            77,091
  Commercial real estate ...........            17,533          58,349         88,757           164,639
  Multi-family .....................             5,144           1,191          6,379            12,714
                                        --------------- --------------- --------------  ----------------
    Total mortgage loans ...........           234,013         322,174        644,685         1,200,872
Other loans ........................             6,795           3,525          2,217            12,537
                                        --------------- --------------- --------------  ----------------
    Total loans ....................          $240,808        $325,699       $646,902         1,213,409
                                        =============== =============== ==============

Net deferred loan costs and unearned premiums ........................................              631
Allowance for loan losses.............................................................          (12,830)
                                                                                        ----------------
Loans receivable, net ................................................................        1,201,210
                                                                                        =======-========

(1) Excludes loans in process of $62.1 million.

            The following table sets forth at December 31, 2002, the dollar amount of loans contractually due or repricing after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates (in thousands):


                                         DUE OR REPRICING AFTER DECEMBER 31, 2003
                                         ----------------------------------------
                                            FIXED       ADJUSTABLE       TOTAL
                                         ----------     ----------     ----------
  Mortgage loans:
   One-to-four family ..............     $  393,102     $  356,943     $  750,045
   Home equity .....................         62,138             --         62,138
   Commercial real estate ..........         67,945         79,161        147,106
   Multi-family ....................          4,720          2,850          7,570
Other loans ........................          3,175          2,567          5,742
                                         ----------     ----------     ----------
Total loans receivable .............        531,080        441,521        972,601
Mortgage-backed securities
   (at amortized cost) .............        298,145        383,213        681,358
                                         ----------     ----------     ----------
Total loans receivable and mortgage-
    backed securities ..............     $  829,225     $  824,734     $1,653,959
                                         ==========     ==========     ==========


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

            At December 31, 2002, 68.9% of total loans receivable consisted of one-to-four family residential loans. The Company offers ARM loans with initial fixed-rate terms of either one, three, five, seven or ten years. After the initial fixed-rate term, the loan then converts into a one-year ARM. The
Company's ARM loans may carry an initial interest rate which is less than the fully-indexed rate for the loan. The initial discounted rate is determined by the Company in accordance with market and competitive factors. The majority of the Company's ARM loans adjust by a maximum of 2.00% per year, with a lifetime cap on increases of up to 6.00%. ARM loans are originated for terms of up to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the Company's cost of funds. The Company's fixed-rate mortgage loans currently are made for terms of 10 through 30 years.

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

            The Company generally originates one-to-four family residential mortgage loans in amounts up to 97% of the appraised value or selling price of the mortgaged property, whichever is lower. The Company requires private mortgage insurance for all loans originated with loan-to-value ratios exceeding 80%. Generally, the minimum one-to-four family loan amount is $25,000, and the maximum loan amount is $1,000,000. The Company offers residential mortgage loans with origination fees ranging from 0.00% to 3.00%.

            HOME EQUITY LOANS AND LINES OF CREDIT. The Company originates home equity loans secured by one-to-four family residences. These loans generally are originated as fixed-rate loans with terms from five to 15 years. Home equity loans are primarily made on owner-occupied, one-to-four family residences and to the Company's first mortgage customers. These loans are generally subject to a 80% loan-to-value limitation including any other outstanding mortgages or liens. In addition, the Company currently offers home equity loans for qualified borrowers with a loan-to-value ratio of up to 100%. The Company obtains private mortgage insurance for some of these types of loans, depending on the underwriting and first lien position. The Company also offers "Helping Hand" home equity loans for low income borrowers, with a maximum term of ten years, with loan-to-value ratios of up to 100% and a maximum loan amount of $20,000. Generally, the Company's minimum equity loan is $10,000 and the maximum equity loan is $500,000. As of December 31, 2002, the Company had $62.4 million in fixed-rate home equity loans outstanding.

            The Company also offers a variable rate, home equity line of credit, which is a credit line based on the applicant's income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Company presently charges no origination fees for these loans. A borrower is required to make monthly payments of principal and interest, at a minimum of $100.00 plus interest, based upon a 20-year amortization period. The interest rate charged is the prime rate of interest (as published in THE WALL STREET JOURNAL) (the "prime rate") plus up to 0.25%. The Company also offers a credit line product based on a 15-year amortization and the interest rate charged is the prime rate. The Company offers a fixed 6-month introductory rate on both home equity line of credit products. The introductory rate is currently 3.99%. The Company offers an additional credit line product that allows for a loan-to-value ratio of up to 100%. Payments are based on 15 or 20-year amortization periods with interest rates varying between the prime rate plus 1.50% to the prime rate plus 1.75%. All home equity lines of credit are subject to a maximum annual interest rate change of 2.00% with a 14.99% ceiling. The Company's home equity lines of credit outstanding at December 31, 2002 totaled $48.5 million, with additional available credit lines of $65.5 million.

            CONSTRUCTION LENDING. At December 31, 2002, construction loans totaled $77.1 million, or 6.4% of the Company's total loans outstanding. Available credit lines totaled $62.1 million at December 31, 2002. Construction loans generally bear interest rates that float at margins of up to 1.5% above the prime rate, with the majority also having floor rates. The Company's construction loans typically have original principal balances that are larger than its one-to-four family mortgage loans, with the majority of the loans ranging from available lines of credit of $400,000 to $11.5 million. At December 31, 2002, the Company had 49 construction loans, 21 of which had principal outstanding of $1.0 million or more, with the largest outstanding loan balance being $9.9 million. At December 31, 2002, all of the Company's construction lending portfolio consisted of loans secured by property located in the State of New Jersey, primarily for the purpose of constructing one-to-four family homes.

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

            COMMERCIAL REAL ESTATE. At December 31, 2002, the Company had 163 loans secured by commercial real estate, totaling $164.6 million, or 13.6% of the Company's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value of the mortgaged property. The Company's commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, small industrial facilities, warehouses, storage facilities and other non-residential buildings. The largest commercial real estate loan at December 31, 2002 had an outstanding balance of $7.6 million and was secured by a hotel. Substantially all commercial real estate loans in the Company's portfolio are secured by properties located within New Jersey.

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

            MULTI-FAMILY MORTGAGE LOANS. The Company originates multi-family mortgage loans in its primary lending area. As of December 31, 2002, $12.7 million, or 1.1%, of the Company's total loan portfolio consisted of multi-family residential loans. At December 31, 2002, the Company had two multi-family loans with an outstanding balance in excess of $1.7 million. Large multi-family loans such as these are originated using the Company's underwriting standards for commercial real estate loans.

            OTHER LENDING. The Company also offers other loans, primarily commercial, personal, automobile, boat, motorcycle and motor home loans and loans secured by deposit accounts. At December 31, 2002, $12.5 million, or 1.0%, of the loan portfolio consisted of such other loans.

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

            One-to-four family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, except as to loan amount and certain documentation. For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is requested, income, assets and certain other information are verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, performed by independent appraisers designated and approved by the Board of Directors. It is the Company's policy to obtain appropriate insurance protections, including title and flood insurance, on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

            LOAN SERVICING. The Company generally retains the servicing rights on loans it has sold. The Company receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. The Company was servicing $106.1 million and $96.1 million of mortgage loans for others at December 31, 2002 and 2001, respectively. The Company received $204,000 and $193,000 in servicing fees for the years ended December 31, 2002 and 2001, respectively.

            LOAN  PURCHASES  AND SALES.  The Company is a Freddie Mac  qualified servicer in good standing, and may sell any of its conforming loans originated, subject to Freddie Mac requirements, and retain the servicing rights. The Company may also sell loans to the FHLB-NY and institutional investors, and generally retains servicing rights. As a part of its asset/liability management, the Company will sell loans, on occasion, in order to reduce or minimize potential interest rate and credit risk. As of December 31, 2002, $563,000 of mortgage loans were classified as held for sale. Mortgage loans sold totaled $46.6 million for each of the years ended December 31, 2002 and 2001. Periodically, the Company may also purchase mortgage loans. The Company purchased $27.6 and $19.1 million in mortgage loans from third-party correspondents for the years ended December 31, 2002 and 2001, respectively. The Company underwrote the loans and verified documentation prior to purchase and received representations and warranties for a one year period, including repayment of remaining purchase premiums if a loan prepays within the first 12 months.

ASSET QUALITY

            The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more, and real estate owned ("REO"). At
December 31, 2002, REO totaled $72,000 and consisted of one residential property. It is the policy of the Company to cease accruing interest on loans 90 days or more past due with loan-to-value ratios in excess of 55% and to reverse all previously accrued interest. For the year ended December 31, 2002, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $118,000.

(Dollars in thousands)
                                                              At December 31,
                                           ------------------------------------------------------
                                            2002        2001        2000        1999        1998
                                           ------      ------      ------      ------      ------

  Non-accrual mortgage loans .........     $1,541      $1,787      $2,334      $2,311      $2,647
  Non-accrual other loans ............         --          --          15          45          93
                                           ------      ------      ------      ------      ------
        Total non-accrual loans ......      1,541       1,787       2,349       2,356       2,740
  Loans 90 days or more delinquent
     and still accruing ..............        223          62          40         326       1,525
                                           ------      ------      ------      ------      ------
         Total non-performing loans ..      1,764       1,849       2,389       2,682       4,265
  Restructured loans .................         --          --          --          --          --
  Total real estate owned, net of
     related allowance for loss ......         72          42         257         466       1,453
                                           ------      ------      ------      ------      ------
  Total non-performing assets ........     $1,836      $1,891      $2,646      $3,148      $5,718
                                           ======      ======      ======      ======      ======

  Non-performing loans to total loans
          receivable, net ............       0.15%       0.15%       0.20%       0.26%       0.50%
  Total non-performing assets to total
          assets .....................       0.08%       0.09%       0.13%       0.17%       0.31%


            CLASSIFICATION OF ASSETS. The Company classifies loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. Pursuant to the Company's internal guidelines, all one-to-four family residential mortgage loans with loan-to-value ratios in excess of 55% which are 90 days past due and all other loans which are 90 days past due are classified substandard, doubtful, or loss.

            The Company's classified assets totaled $2.1 and $9.0 million at December 31, 2002 and 2001, respectively. At December 31, 2002, $1.2 million of classified loans were secured by residential properties. The majority of the remaining $900,000 in classified loans consisted of a $668,000 construction loan secured by a residential housing development with an estimated loan-to-value ratio of 66%.

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

            The Company recorded $1.3 million and $650,000 in provisions for loan losses for the years ended December 31, 2002 and 2001, respectively. The increase in the provision for loan losses was largely attributable to a $1.4 million charge against the allowance for loan losses related to a participation loan to an insurance premium financier. This charge-off was precipitated by alleged acts of fraud and/or misrepresentation. The Company has received payment in full settlement of the remaining loan balance and has no further exposure to this item. At December 31, 2002, the Company holds no other insurance premium financing loans, nor does it have any other loans similar to this loan wherein the primary collateral is a surety bond. The Company believes that the allowance for loan losses is adequate. At December 31, 2002, the total allowance was $12.8 million, which amounted to 1.06% of loans receivable, net of unearned and deferred fees, and 7.3 times non-performing loans. The Company will continue to monitor the level of its allowance for loan losses in order to maintain it at a level which management considers adequate to provide for probable loan losses.

            The following table sets forth activity in the Company's allowance for loan losses for the periods indicated (in thousands):


                                                                   For the Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2002          2001           2000           1999           1998
                                                  --------      --------       --------       --------       -------
Balance at beginning of period ..............     $ 12,932      $ 12,341       $ 11,004       $  9,505       $ 8,454
Provision for loan losses ...................        1,310           650          1,441          1,650         1,469
Charge-offs (domestic):
   Commercial loans .........................       (1,388)           --             --             --            --
   Real estate - mortgage ...................          (18)          (71)           (97)          (151)         (594)
   Installment loans to individuals .........          (34)           --             (7)            --            (2)

Recoveries (domestic):
   Commercial loans .........................            9            --             --             --            --
   Real estate - mortgage ...................           16            12             --             --            28
   Installment loans to individuals .........            3            --             --             --            --
Allowance activity of Pulse
   during conforming period, net ............           --            --             --             --           150
                                                  --------      --------       --------       --------       -------
Balance at end of period ....................     $ 12,830      $ 12,932       $ 12,341       $ 11,004       $ 9,505
                                                  ========      ========       ========       ========       =======
Ratio of net charge-offs during the period to
average loans during the period ............          0.11%           --%          0.01%          0.02%         0.07%
                                                  ========      ========       ========       ========       =======

The following tables set forth the Company's percentage of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

                                                                 At December 31,
                                      ----------------------------------------------------------------------
                                                   2002                                 2001
                                      --------------------------------      --------------------------------
                                                 Percent      Percent                  Percent     Percent
                                                     of           of                       of          of
                                                 Allowance    Loans in                 Allowance   Loans in
                                                     to         Each                       to         Each
                                                   Total     Category to                 Total    Category to
                                       Amount    Allowance   Total Loans    Amount     Allowance  Total Loans
                                       ------    ---------   -----------    ------     ---------  -----------
One-to-four family ..............     $ 4,420       34.45%       68.87%     $ 4,579       35.41%       68.37%
Home equity loans ...............       1,334       10.40         9.13        1,270        9.82         9.00
Construction ....................       2,123       16.55         6.35        2,209       17.09         5.70
Commercial real estate ..........       2,614       20.37        13.57        3,674       28.41        13.37
Multi-family ....................         191        1.49         1.05          351        2.71         1.86
                                      -------     -------      -------      -------     -------      -------
  Total mortgage loans ..........      10,682       83.26        98.97       12,083       93.44        98.30
Other ...........................         690        5.38         1.03          849        6.56         1.70
Unallocated .....................       1,458       11.36           --           --          --           --
                                      -------     -------      -------      -------     -------      -------
  Total allowance for loan losses     $12,830      100.00%      100.00%     $12,932      100.00%      100.00%
                                      =======     =======      =======      =======     =======      =======

                                                              At December 31,
                            ------------------------------------------------------------------------------------
                                            2000                                        1999
                            ---------------------------------------      ---------------------------------------
                                                        Percent of                                  Percent of
                                                         Loans in                                    Loans in
                                         Percent of        Each                      Percent of        Each
                                         Allowance       Category                    Allowance       Category
                                          to Total          to                       to Total           to
                             Amount      Allowance     Total Loans       Amount      Allowance      Total Loans
                             ------      ---------     -----------       ------      ---------      -----------
One-to-four family ..       $ 4,831         39.15%         73.59%       $ 4,667         42.41%         75.52%
Home equity loans ...         1,243         10.07           9.55          1,086          9.87           9.58
Construction ........         1,275         10.33           3.45          1,573         14.29           2.62
Commercial real
   estate ...........         2,637         21.37          10.97          2,630         23.90           9.44
Multi-family ........           197          1.60           1.09            250          2.27           1.22
                            -------       -------        -------        -------       -------        -------
    Total mortgage ..        10,183         82.51          98.65         10,206         92.74          98.38
       loans
Other ...............           587          4.76           1.35            541          4.92           1.62
Unallocated .........         1,571         12.73             --            257          2.34             --
                            -------       -------        -------        -------       -------        -------
  Total allowance for
     loan losses ....       $12,341        100.00%        100.00%       $11,004        100.00%        100.00%
                            =======       =======        =======        =======       =======        =======


                                             At December 31,
                                 ---------------------------------------
                                                    1998
                                 ---------------------------------------
                                                             Percent of
                                                              Loans in
                                               Percent of       Each
                                               Allowance      Category
                                               to Total           to
                                 Amount       Allowance     Total Loans
                                 ------       ---------     -----------
One-to-four family ..             $ 4,027         42.37%         76.10%
Home equity loans ...               1,090         11.47           9.57
Construction ........               1,223         12.87           2.70
Commercial real
   estate ...........               1,963         20.65           7.53
Multi-family ........                 522          5.49           2.04
                                  -------       -------        -------
    Total mortgage ..               8,825         92.85          97.94
       loans
Other ...............                 486          5.11           2.06
Unallocated .........                 194          2.04             --
                                  -------       -------        -------
  Total allowance for
     loan losses ....             $ 9,505        100.00%        100.00%
                                  =======       =======        =======


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

            The  Company  has   significant   investments   in   mortgage-backed
securities and has utilized such investments to complement its mortgage lending activities. At December 31, 2002, mortgage-backed securities, net, totaled $790.6 million, or 35.0% of total assets. All such securities were classified as available for sale and carried at market value. The Company invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by Freddie Mac, GNMA and FNMA. At December 31, 2002, the mortgage-backed securities portfolio had a weighted average interest rate of 5.39%. Fixed coupon rates ranged from 6.00% to 9.50% for GNMA, 5.50% to 9.00% for Freddie Mac, 5.50% to 7.00% for FNMA fixed-rate securities and 2.28% to 6.50% for fixed-rate CMOs. Adjustable-rate coupon ranges were as follows: 4.00% to 6.63% for GNMA ARM mortgage-backed securities; 4.35% to 7.13% for Freddie Mac ARM mortgage-backed securities; and 4.29% to 6.06% for FNMA ARM mortgage-backed securities.

            Included in the total mortgage-backed securities portfolio are CMOs, which had a market value of $120.8 million at December 31, 2002. The Company generally purchases short-term, sequential or planned amortization class ("PAC") CMOs. CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flows from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The CMOs and other mortgage-backed securities in which the Company invests may have a multi-class structure ("Multi-Class Mortgage Securities"). Multi-Class Mortgage Securities issued by private issuers may be collateralized by pass-through securities guaranteed by GNMA or issued by FNMA or Freddie Mac, or they may be collateralized by whole loans or pass-through mortgage-backed securities of private issuers. Each class has a specified maturity or final distribution date. In one structure, payments of principal, including any principal prepayments, on the collateral are applied to the classes in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class until all classes having an earlier stated maturity or final distribution date have been paid in full. In other structures, certain classes may pay concurrently, or one or more classes may have a priority with respect to payments on the underlying collateral up to a specified amount. The Company's funds have not and will not be invested in any class with residual characteristics. The weighted average life of CMOs at December 31, 2002, was 3.8 years. The stated weighted average contractual maturity of the Company's CMOs at December 31, 2002, was 17.0 years.

            The Company only purchases CMOs and mortgage-backed securities that are rated "AA" or higher at the time of purchase. Prior to purchasing CMOs and periodically throughout their lives, individual securities are reviewed for suitability with respect to projected weighted average lives and price sensitivity. Generally, fixed-rate CMOs purchased have projected average durations of three years or less using current market prepayment assumptions prevalent at the time of purchase and projected average durations that do not exceed nine years in the event of a 300 basis point increase in market rates of interest. The Company receives a detailed analysis from the broker/dealer or from the Bloomberg System on each security.

            The amortized cost and market value of mortgage-backed securities at December 31, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities due to prepayments (in thousands):


                                                                    Amortized            Market
                                                                      Cost              Value
                                                              -------------------  -----------------
Mortgage-backed securities available for sale due in:
       Less than one year............................                   $    126           $    130
       One year through five years.................                       15,931             16,236
       Five years through ten years................                       50,015             50,967
       Greater than ten years........................                    711,602            723,229
                                                              -------------------  -----------------
                                                                        $777,674           $790,562
                                                              ===================  =================


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

            INVESTMENTS AVAILABLE FOR SALE. The Company maintains a portfolio of investments available for sale to minimize interest rate and market value risk. These investments, designated as available for sale at purchase, are marked to market in accordance with Statement of Financial Accounting Standard No. 115. The Company's Investment Policy designates what type of securities may be contained in the available for sale portfolio. This portfolio of available for sale investments is reviewed and priced at least monthly. As of December 31, 2002, the market value of investment securities available for sale was $114.2 million, with an amortized cost basis of $112.1 million, and was composed of U.S. Government and Agency securities, state and political obligations, corporate obligations and equity securities. The available for sale portfolio, excluding equity securities, had a weighted average contractual maturity of 9.0 years. A portion of the investment portfolio is comprised of callable agency notes, which have a variety of call options available to the issuer at predetermined dates. The investment portfolio's yield is enhanced by the addition of callable agency notes, due to the issuer's flexibility in repricing their funding source, while creating reinvestment risk to the Company. At December 31, 2002, $71.7 million, or 62.8% of the total investment portfolio was callable.

INVESTMENT PORTFOLIO. The following table sets forth certain information regarding the carrying and market values of the Company's investment portfolio at the dates indicated (in thousands):



                                                                                 At December 31,
                                                -----------------------------------------------------------------------------------
                                                          2002                          2001                          2000
                                                -----------------------       -----------------------       -----------------------
                                                Amortized        Market       Amortized       Market        Amortized       Market
                                                  Cost           Value          Cost          Value           Cost           Value
                                                --------       --------       --------       --------       --------       --------
Investment securities available for sale:
  U.S. Government and agency
      obligations .......................       $ 53,904       $ 55,037       $ 26,999       $ 27,014       $151,753       $149,149
  State and political obligations .......         11,811         12,659         14,029         14,029         12,813         12,451
  Corporate obligations .................         35,418         35,420         60,330         59,357         67,267         62,880
  Equity securities .....................         10,953         11,103          8,051          7,588         10,817         10,490
                                                --------       --------       --------       --------       --------       --------
      Total investment securities
        available for sale ..............       $112,086       $114,219       $109,409       $107,988       $242,650       $234,970
                                                ========       ========       ========       ========       ========       ========


The table below sets forth certain information regarding the contractual maturities, amortized costs, market values, and weighted average yields for the Company's investment portfolio at December 31, 2002. Investments in equity securities, which have no contractual maturities, are excluded from this table.

(Dollars in thousands)

                                                                               At December 31, 2002
                                                      -----------------------------------------------------------------------------
                                                                                 More than One Year to      More than Five Years to
                                                        One Year or Less              Five Years                   Ten Years
                                                      ---------------------      ---------------------      ---------------------
                                                                   Weighted                   Weighted                  Weighted
                                                      Amortized    Average      Amortized      Average      Amortized    Average
                                                       Cost         Yield          Cost        Yield          Cost        Yield
                                                      --------     --------      --------     --------      --------     --------
Investment securities available for sale:
   U.S. Government and agency obligations .......     $     --           --%     $ 37,972         4.13%     $ 12,953         4.98%
   State and political obligations ..............        2,638         3.30         2,069         5.01         2,787         6.35
   Corporate obligations ........................           --           --        14,601         7.56         3,034         8.03
                                                      --------     --------      --------     --------      --------     --------
   Total investment securities available for sale     $  2,638         3.30%     $ 54,642         5.08%     $ 18,774         5.68%
                                                      ========     ========      ========     ========      ========     ========


                                                                                    At December 31, 2002
                                                     -----------------------------------------------------------------------------

                                                         More than Ten Years                       Total
                                                        ---------------------      -----------------------------------------------
                                                                     Weighted       Average                               Weighted
                                                       Amortized     Average       Maturity     Amortized    Market        Average
                                                          Cost        Yield        in Years       Cost         Value        Yield
                                                        --------     --------      --------     --------     --------     --------
Investment securities available for sale:
   U.S. Government and agency obligations .......       $  2,979         4.81%         5.34     $ 53,904     $ 55,037         4.37%
   State and political obligations ..............          4,317         5.98          6.55       11,811       12,659         5.30
   Corporate obligations ........................         17,783         5.75         15.24       35,418       35,420         6.69
                                                        --------     --------      --------     --------     --------     --------
   Total investment securities available for sale       $ 25,079         5.68%         8.95     $101,133     $103,116         5.29%
                                                        ========     ========      ========     ========     ========     ========

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

            DEPOSITS. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of fixed-term fixed-rate certificates, passbook and statement savings, money market, Individual Retirement Accounts ("IRAs") and Negotiable Order of Withdrawal ("NOW") accounts. The flow of deposits is significantly influenced by general economic conditions, changes in money market and prevailing interest rates and competition. The Company's deposits are typically obtained from the areas in which its offices are located. The Company relies primarily on customer service and long-standing relationships to attract and retain these deposits. At December 31, 2002, $133.2 million, or 9.6%, of the Company's deposit balance consisted of IRAs. Also at that date, $277.1 million, or 20.0%, of the Company's deposit balance consisted of accounts with balances greater than or equal to $100,000. The Company does not currently accept brokered deposits.

            At December 31, 2002, certificate accounts in amounts of $100,000 or more mature as follows (in thousands):



                    MATURITY PERIOD                              Amount
                    ---------------                      -------------------
                    Three months or less ................          $   29,551
                    Over 3 through 6 months .............              16,740
                    Over 6 through 12 months ............              11,419
                    Over 12 months ......................              22,433
                                                         --------------------
                           Total ........................          $   80,143
                                                         ====================

            The following table sets forth the distribution of the Company's average accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented (dollars in thousands):


                                                                            For the Year Ended December 31,
                                                    -------------------------------------------------------------------------------
                                                                   2002                                     2001
                                                    ------------------------------------     ------------------------------------
                                                        Average             Average              Average            Average
                                                        Balance              Rate                Balance              Rate
                                                    -----------------   ----------------     -----------------  -----------------
Non-interest bearing deposits .....................       $   67,061              --%              $   53,394             --%
NOW and money market accounts .....................          466,811            1.65                  381,613           2.53
Savings accounts ..................................          201,358            1.76                  168,520           2.25
                                                    -----------------   ----------------     -----------------  -----------------
   Sub-total.......................................          735,230            1.53                  603,527           2.23
Certificate accounts ..............................          628,535            3.37                  660,120           5.11
                                                    -----------------   ----------------     -----------------  -----------------
   Total average deposits .........................       $1,363,765            2.38%              $1,263,647           3.73%
                                                    =================   ================     =================  =================


                                                       For the Year Ended December 31,
                                                    ------------------------------------
                                                                   2000
                                                    ------------------------------------
                                                        Average            Average
                                                        Balance              Rate
                                                    -----------------  -----------------
Non-interest bearing deposits .....................       $   48,582             --%
NOW and money market accounts .....................          354,135           2.67
Savings accounts ..................................          166,127           2.25
                                                    -----------------  -----------------
   Sub-total.......................................          568,844           2.32
Certificate accounts ..............................          646,791           5.38
                                                    -----------------  -----------------
   Total average deposits .........................       $1,215,635           3.95%
                                                    =================  =================



            BORROWINGS. The Company's policy has been to utilize borrowings as an alternate and/or less costly source of funds. The Company obtains advances from the FHLB-NY, which are collateralized by the capital stock of the FHLB-NY held by the Company and certain one-to-four family mortgage loans held by the Company. The Company also borrows funds via reverse repurchase agreements with the FHLB-NY and primary broker/dealers. Advances from the FHLB-NY are made pursuant to varying terms, including interest rate, maturity, amortization and call options. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, for purposes other than withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. The maximum amount of FHLB-NY advances permitted to a member institution generally is reduced by borrowings from any other source. At December 31, 2002, the Company's FHLB-NY advances totaled $140.7 million, representing 7.0% of total liabilities.

            At December 31, 2002, borrowings from the FHLB-NY and approved primary broker/dealers collateralized by designated mortgage-backed and investment securities totaled $456.0 million, representing 22.7% of total liabilities.

            The Company also had an available overnight line-of-credit with the FHLB-NY for a maximum of $50.0 million.

            The following table sets forth certain information regarding the Company's borrowed funds on the dates indicated (dollars in thousands):

                                                          At or For the Year Ended December 31,
                                                          ------------------------------------
                                                            2002          2001          2000
                                                          --------      --------      --------
  FHLB-NY advances:
     Average balance outstanding ....................     $151,145      $128,492      $ 99,102
     Maximum amount outstanding at any month-end
          during the period .........................      165,802       165,814       140,200
     Balance outstanding at end of period ...........      140,663       165,814        80,955
     Weighted average interest rate during the period        5.09%         5.44%         6.11%
     Weighted average interest rate at end of period         5.24%         4.76%         6.21%

  Other borrowings:

     Average balance outstanding ....................     $436,841      $367,182      $404,270
     Maximum amount outstanding at any month-end
          during the period .........................      461,000       425,000       440,000
     Balance outstanding at end of period ...........      456,000       380,000       425,000
     Weighted average interest rate during the period        5.11%         5.59%         6.14%
     Weighted average interest rate at end of period         4.97%         5.29%         6.16%


SUBSIDIARY ACTIVITIES

            FSB FINANCIAL LLC FSB Financial LLC is a wholly-owned subsidiary of the Bank and provides a line of fixed and variable rate annuity products, along with mutual funds and term life insurance. For the year ended December 31, 2002, FSB Financial LLC had net income of $255,000.

            1000 WOODBRIDGE  CENTER DRIVE,  INC. 1000  Woodbridge  Center Drive,
Inc. is a wholly-owned subsidiary of the Bank. 1000 Woodbridge Center Drive, Inc. is a real estate investment trust and the majority of the Bank's mortgage loan portfolio is held by this subsidiary. 1000 Woodbridge Center Drive, Inc. had net income of $36.1 million for the year ended December 31, 2002.

            FIRST SENTINEL CAPITAL TRUST I AND FIRST SENTINEL CAPITAL TRUST II. These subsidiaries are special purpose business trusts established for the issuance of $25.0 million in preferred capital securities. Each is a wholly-owned subsidiary of the Company.

       In addition, the Company has three wholly-owned subsidiaries which were inactive in 2002.

PERSONNEL

            As of December 31, 2002, the Company had 292 full-time employees and 43 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

            BAD DEBT RESERVE. Retained earnings at December 31, 2002 and 2001, included approximately $18.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in Federal tax law. At December 31, 2002 and 2001, the Company had an unrecognized tax liability of $6.5 million with respect to this reserve. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

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

STATE AND LOCAL TAXATION

            STATE OF NEW JERSEY.  The Bank files a New Jersey income tax return.
For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 9% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments
(including the addition of net interest income on state and municipal obligations).

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

            New Jersey corporate taxpayers are subject to an alternative minimum assessment ("AMA") of up to $5.0 million. The AMA is computed on either gross receipts or gross profits, based on an ascending scale. AMA is payable when the calculated amount exceeds the normally computed Corporation Business Tax liability.

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

            The regulation and supervision of the Company and the Bank establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the FDIC, the OTS or through legislation, could have a material adverse impact on the Company, the Bank and their operations and stockholders. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

HOLDING COMPANY REGULATION

            Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL") to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the HOLA. Such election would result in its holding company being regulated as a savings and loan holding company by the OTS, rather than as a bank holding company by the Federal Reserve Board. The Bank made such election and received approval from the OTS to become a savings and loan holding company. The Company is regulated as a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) certain intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) on a monthly basis in at least 9 months out of each 12 month period. If First Savings fails the QTL test, First Sentinel Bancorp must convert to a bank holding company. Additionally, First Savings must wait five years before applying to the OTS to regain its status as a "qualified thrift lender." As of December 31, 2002, the Bank maintained 86.1% of its portfolio assets in qualified thrift investments and had more than 80% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2002, thereby qualifying under the QTL test.

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

            Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities, except in certain limited circumstances.

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

            The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed.
Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The Bank is in compliance with all minimum capital requirements.

            The FDIC adopted a regulation, effective April 1, 2002, that established minimum regulatory capital requirements for equity investments in non-financial companies. The regulation applies a series of marginal capital charges that range from 8% to 25% depending upon the size of the aggregate equity investment portfolio of the banking organization relative to its Tier 1 capital. The capital charge would be applied by making a deduction, which would be based on the adjusted carrying value of the equity investment from the organization's Tier 1 capital. This new capital requirement has not had a material adverse effect upon the Company's operations. However, management will have to take this requirement into consideration should the Company, at some point in the future, decide to invest in non-financial companies.

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

            PROMPT CORRECTIVE ACTION. Under the FDIC prompt corrective action regulations, the FDIC is required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

            Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any written agreement, order or directive by the OTS to meet a specific capital level. As of December 31, 2002, First Sentinel was considered "well capitalized" by the OTS.

            INSURANCE OF DEPOSIT  ACCOUNTS.  Deposits of the Bank are  presently insured by SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. The assessment rates for the Bank's SAIF-assessable deposits are zero basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. SAIF-assessed deposits are also subject to assessments for payments on the bonds issued in the late 1980's by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank's total expense in 2002 for the assessment for deposit insurance and the FICO payments was $234,000.

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

            Among other things, current CRA regulations apply an evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

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

            The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. First Savings has received a "satisfactory" rating in its most recent CRA examination. In addition, the FDIC adopted regulations implementing the requirements under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreement in place at this time.

            FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances. The Bank, as a member of the FHLB-NY, is currently required to purchase and hold shares of capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or (iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB as of December 31, 2002. The Company is in compliance with these requirements. Pursuant to regulations promulgated by the FHFB, as required by Gramm-Leach, the FHLB-NY has adopted a capital plan, which is expected to become effective during the second half of 2003, that will change the foregoing minimum stock ownership requirements for FHLB-NY stock. Under the new capital plan, each member of the FHLB-NY will have to maintain a minimum investment in FHLB-NY capital stock in an amount equal to the sum of (i) the greater of $1,000 or 0.20% of the member's mortgage-related assets and (ii) 4.50% of the dollar amount of any outstanding advances under such member's Advances, Collateral Pledge and Security Agreement with the FHLB-NY.

            INSURANCE ACTIVITIES. The Bank is subject to regulations prohibiting depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

            PRIVACY STANDARDS. First Sentinel is subject to FDIC regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require First Sentinel and First Savings to disclose their privacy policy, including identifying with whom they share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require First Sentinel and First Savings to provide their customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, First Sentinel and First Savings are required to provide their customers with the ability to "opt-out" of having First Sentinel and First Savings share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on the Company's operations.

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

            TRANSACTIONS WITH AFFILIATES OF FIRST SAVINGS. First Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act ("FRA"), and the regulations of the Federal Reserve Board ("FRB") promulgated thereunder. These provisions, among other things, prohibit or limit a savings banks from extending credit to, or entering into certain transactions with, its affiliates (which for First Savings would include First Sentinel) and principal stockholders, directors and executive officers of First Savings.

            Effective April 1, 2003, the FRB is rescinding its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

            Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will become subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The FRB expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on the Company's business.

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

            Section 402 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to loans advanced by an insured depository institution, such as First Savings, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

FEDERAL RESERVE SYSTEM

            The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.1 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $42.1 million, the reserve requirement was $1.1 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through accounts as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

THE USA PATRIOT ACT

            In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

            Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

            Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002. Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator. First Savings is in compliance with the FDIC's anti-money laundering regulations.

            Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the FDIC and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally. A financial institution's program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver's licenses, passports, credit reports and other similar means.

            Section  312  of  the  Act  requires  financial   institutions  that
establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Interim rules under Section 312 were issued by the Treasury Department on July 23, 2002. The interim rules state that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts that present a high risk of money laundering.

            Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

            Compliance with the regulations adopted under the USA PATRIOT Act is not expected to have a material adverse effect on the Company's operations.

            Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

DELAWARE CORPORATION LAW

            The Company is incorporated under the laws of the State of Delaware, and is therefore subject to regulation by the State of Delaware. In addition, the rights of the Company's shareholders are governed by the Delaware General Corporation Law.


ITEM 2.  PROPERTIES
-------------------

            The Company conducts its business through its main office and 22 full service branch offices, all located in central New Jersey. The following table sets forth certain information concerning the main office and each branch office of the Company at December 31, 2002. The aggregate net book value of the Company's premises and equipment was $15.9 million at December 31, 2002.


   Location                                  Date Leased or Acquired                   Leased or Owned
   ---------------------                   ------------------------------            -------------------
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

   CORPORATE HEADQUARTERS:                           5/94                                    Owned
   1000 Woodbridge Center Drive
   Woodbridge, NJ 07095

   BRANCH OFFICES:
   213 Summerhill Road                               8/97                                    Leased
   East Brunswick, NJ 08816

   980 Amboy Avenue                                  6/74                                    Owned
   Edison, NJ 08837

   2100 Oak Tree Road                                4/84                                    Owned
   Edison, NJ 08820

   206 South Avenue                                  9/91                                    Owned
   Fanwood, NJ 07023


   Location                                  Date Leased or Acquired                   Leased or Owned
   ---------------------                   ------------------------------            -------------------

   33 Lafayette Road                                 4/84                                    Leased
   Fords, NJ 08863

   3044 Highway 35 S.                                1/91                                    Leased
   Hazlet, NJ 07730

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

   1580 Rt. 35 South                                 4/95                                    Leased
   Middletown, NJ 07748

   97 North Main Street                              1/95                                    Owned
   Milltown, NJ 08850 (2)

   225 Prospect Plains Road                          7/76                                    Owned
   Monroe Township, NJ 08512

   3117 Rt. 9 N.                                     6/79                                    Leased
   Old Bridge, NJ  08857

   100 Stelton Road                                  9/91                                    Leased
   Piscataway, NJ  08854

   600 Washington Avenue                             7/71                                    Owned
   South Amboy, NJ 08879

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The information contained in the section captioned "Market Information for Common Stock" on page 31 of the 2002 Annual Report to
Stockholders ("2002 Annual Report") is incorporated herein by reference. At December 31, 2002, 28,422,028 shares of the Company's outstanding common stock were held of record by approximately 2,630 persons or entities, not including the number of persons or entities holding stock in nominee or stock name through various brokers or banks.

            The information contained in the section captioned "Equity Compensation Plan Information" on page 25 of the Company's proxy statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 28, 2003, ("2003 Proxy Statement") is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

            The information contained in the section captioned "Consolidated Financial Highlights" on page 5 of the 2002 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The  information  contained in the section  captioned  "Management's
Discussion and Analysis of Financial Condition and Comparison of Operating Results" on pages 6 through 11 of the 2002 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            Disclosure relating to market risk is included in "Management's Discussion and Analysis of Financial Condition and Comparison of Operating Results," on page 11 of the 2002 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

            The Company's consolidated financial statements, together with the report thereon by KPMG LLP, are found in the 2002 Annual Report on pages 12 through 30 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

            The disclosures required by Item 10 are included under the captions "Who Our Directors and Executive Officers Are" on pages 6 through 8 of the 2003 Proxy Statement and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of the 2003 Proxy Statement and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

       The disclosures required by Item 11 are included on pages 9 through 25 of the 2003 Proxy Statement under the captions "Compensation of Directors and Executive Officers", (with the exception of the "Compensation Committee Report" and the "Stock Performance Graph"), "Compensation Committee Interlocks and Insider Participation" and "Equity Compensation Plan Information" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            Disclosure relating to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the 2003 Proxy Statement under the captions "Equity Compensation Plan Information" on page 25, "Security Ownership of Certain Beneficial Owners" on page 4 and "Who Our Directors and Executive Officers Are" on page 6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The disclosures required by Item 13 are included under the caption "Transactions With Certain Related Persons" on page 21 of the 2003 Proxy Statement and are incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

            a.)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

                  Christopher Martin, the Company's Chief Executive Officer, and Thomas M. Lyons, the Company's Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule
                  13a-14(c) under the Securities Exchange Act of 1934, as amended) as of March 27, 2003. Based upon their evaluation, they each found the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

            b.)   CHANGES IN INTERNAL CONTROLS.

                  There were no significant changes in the Company's disclosure controls and procedures or internal controls for financial reporting or other factors that could significantly affect those controls subsequent to March 27, 2003, and the Company identified no significant deficiencies or material weaknesses requiring corrective action with respect to those controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1)   Financial statements.

The Consolidated Financial Statements and Independent Auditors' Report for the year ended December 31, 2002, included in the 2002 Annual Report, listed below, are incorporated herein by reference.

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND 2001 (2002 ANNUAL REPORT - PAGE 12).
            CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (2002 ANNUAL REPORT - PAGE 13).
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (2002 ANNUAL REPORT - PAGE 14). CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (2002 ANNUAL REPORT - PAGE 15).
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (2002 ANNUAL REPORT - PAGES 16 THROUGH 29).

            INDEPENDENT AUDITORS' REPORT (2002 ANNUAL REPORT - PAGE 30).

      (2)   Financial Statement Schedules.

            All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

      (3)   Exhibits

            The following exhibits are filed as part of this report.

            ---------------- -------------------------------------------------------------------------------  ----------------
            Exhibit Number                          Description                                                 Reference
            ---------------- ------------------------------------------------------------------------------   ----------------
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

                 10.5        First Sentinel Bancorp, Inc. 1997 Acquisition Stock Option Plan                        e

                 10.6        First Savings Bank Deferred Fee Plan                                                   f

                 10.7        First Savings Bank, SLA Supplemental Executive Retirement Plan                         b

                 10.8        First Savings Bank Supplemental Executive Retirement Plan II                           f

                 10.9        First Savings Bank Non-Employee Director Retirement Plan                               g

                 10.10       Form of Employment Agreement between First Sentinel Bancorp,
                             Inc. and  Christopher Martin                                                           f

                 10.11       Form of Employment Agreement between First Savings Bank
                             and Christopher Martin                                                                 f

                 10.12       Form of Two-year Change in Control  Agreement between First Savings
                             Bank and certain executive officers                                                    f

                 10.13       Form of  Three-year  Change in  Control  Agreement  between  First
                             Savings  Bank and  certain executive officers                                          f

                 10.14       First Savings Bank, SLA Employee Severance Compensation Plan                           b

                 11.0        Computation of per share earnings                                                      h

                 13.0        2002 Annual Report to Stockholders                                                 Filed herein

                 21.0        Subsidiaries of Registrant incorporated by reference herein to Part I - Subsidiaries

                 23.0        Consent of KPMG LLP                                                                Filed herein

                 99.0        Statements  furnished  pursuant to Section 906 of the
                             Sarbanes-Oxley  Act of 2002,  18 U.S.C. Section 1350                               Filed herein

a Previously filed and incorporated herein by reference to the December 31, 1998 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 1999.

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

g Previously filed and incorporated herein by reference to the June 30, 2002 Quarterly Report on Form 10-Q of First Sentinel Bancorp, Inc. (File No. 000-23809) dated August 14, 2002.

h Filed herein as a component of Exhibit 13.0, under Note 1 of the Notes to Consolidated Financial Statements.



(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 31, 2003                      FIRST SENTINEL BANCORP, INC.


                                           /s/ CHRISTOPHER MARTIN
                                           ------------------
                                           Christopher Martin
                                           President, Chief Executive
                                           Officer and Director


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                               DATE
---------                           -----                               ----
PHILIP T. RUEGGER, JR.              Chairman of the Board               March 31, 2003
-----------------------------
Philip T. Ruegger, Jr.


CHRISTOPHER MARTIN                  President, Chief Executive          March 31, 2003
-----------------------------       Officer and Director
Christopher Martin


THOMAS M. LYONS                     Senior Vice President,              March 31, 2003
-----------------------------       Chief Financial Officer
Thomas M. Lyons


JOSEPH CHADWICK                     Director                            March 31, 2003
-----------------------------
Joseph Chadwick


GEORGE T. HORNYAK, JR.              Director                            March 31, 2003
-----------------------------
George T. Hornyak, Jr.


KEITH H. MCLAUGHLIN                 Director                            March 31, 2003
-----------------------------
Keith H. McLaughlin


JOHN P. MULKERIN                    Director                            March 31, 2003
-----------------------------
John P. Mulkerin


JEFFRIES SHEIN                      Director                            March 31, 2003
-----------------------------
Jeffries Shein


WALTER K. TIMPSON                   Director                            March 31, 2003
-----------------------------
Walter K. Timpson


                                  CERTIFICATION

I, Christopher Martin, certify that:

1. I have reviewed this annual report on Form 10-K of First Sentinel Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: MARCH 31, 2003                       /S/ CHRISTOPHER MARTIN
      --------------                       ----------------------
                                           Christopher Martin
                                           President and
                                           Chief Executive Officer

                                  CERTIFICATION

I, Thomas M. Lyons, certify that:

1. I have reviewed this annual report on Form 10-K of First Sentinel Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: MARCH 31, 2003                       /S/ THOMAS M. LYONS
      --------------                       -------------------
                                           Thomas M. Lyons
                                           Chief Financial Officer