Form 10-Q
period 2003-03-31
FIRST SENTINEL BANCORP INC
filed 2003-05-15
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
For the quarterly period ended..................................  MARCH 31, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from __________ to ___________

Commission File No.: 000-23809

                          FIRST SENTINEL BANCORP, INC.
             (exact name of registrant as specified in its charter)

                  DELAWARE                                     22-3566151
(State or other jurisdiction of incorporation            (IRS Employer I.D. No.)
              or organization)

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

Yes     X      No        .
     -------      -------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X      No        .
     -------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                  OUTSTANDING AT MAY 1, 2003
-----------------------------                  --------------------------------
       Common Stock                                    27,584,150 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                  Page #
                                                                                                  ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition as of March 31, 2003 and December
            31, 2002                                                                                3

            Consolidated Statements of Income for the Three Months Ended March 31, 2003 and
            2002                                                                                    4

            Consolidated Statements of Stockholders' Equity for the Three Months Ended March
            31, 2003 and 2002                                                                       5

            Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003
            and 2002                                                                                6

            Notes to Consolidated Financial Statements                                              7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                              9

Item 3.     Quantitative and Qualitative Disclosure About Market Risk                              15

Item 4.     Controls and Procedures                                                                15

PART II.    OTHER INFORMATION.                                                                     15

            SIGNATURES                                                                             17

            CERTIFICATIONS                                                                         18

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)

                                                                                           March 31,            December 31,
                                                                                             2003                   2002
                                                                                        ----------------       --------------
ASSETS
Cash and due from banks .............................................................   $        30,521        $      21,695
Federal funds sold ..................................................................            42,600               44,250
                                                                                        ----------------       --------------
     Total cash and cash equivalents ................................................            73,121               65,945
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost .........................            22,081               20,835
Investment securities available for sale ............................................           113,243              114,219
Mortgage-backed securities available for sale .......................................           805,386              790,562
Loans held for sale, net ............................................................             4,842                  563
Loans receivable, net ...............................................................         1,210,287            1,200,647
Interest and dividends receivable ...................................................            10,823               11,055
Premises and equipment, net .........................................................            16,237               15,882
Core deposit intangibles ............................................................             4,358                4,568
Other assets ........................................................................            30,853               32,758
                                                                                        ----------------       --------------
     Total assets ...................................................................   $     2,291,231        $   2,257,034
                                                                                        ================       ==============

------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ............................................................................   $     1,406,077        $   1,387,986
Borrowed funds ......................................................................           621,623              596,663
Advances by borrowers for taxes and insurance .......................................             9,978                9,615
Other liabilities ...................................................................            14,246               16,570
                                                                                        ----------------       --------------
     Total liabilities ..............................................................         2,051,924            2,010,834
                                                                                        ----------------       --------------
Company-obligated mandatorily redeemable preferred capital securities of a
    subsidiary trust holding solely junior subordinated debentures of the Company....            25,000               25,000
                                                                                        ----------------       --------------

STOCKHOLDERS' EQUITY
Preferred stock; authorized 10,000,000 shares; none issued and outstanding...........                --                   --
Common stock, $.01 par value, 85,000,000 shares authorized;
     43,106,742 and 27,584,150 shares issued and outstanding at 3/31/03 and
     43,106,742 and 28,422,028 shares issued and outstanding at 12/31/02 ............               430                  430
Paid-in capital .....................................................................           203,106              203,229
Retained earnings ...................................................................           166,801              163,681
Accumulated other comprehensive .....................................................            11,221                9,776
income...............................................................
Treasury stock (15,397,938 and 14,586,591 shares at 3/31/03 and 12/31/02,
    respectively) ...................................................................          (157,284)            (145,480)
Common stock acquired by the Employee Stock Ownership Plan (ESOP)....................            (9,174)              (9,404)
Common stock acquired by the Recognition and Retention Plan (RRP)....................              (793)              (1,032)
                                                                                        ----------------       --------------
     Total stockholders' equity .....................................................           214,307              221,200
                                                                                        ----------------       --------------
     Total liabilities and stockholders' equity .....................................   $     2,291,231        $   2,257,034
                                                                                        ================       ==============

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                                       Three Months Ended March 31,
                                                                   -------------------------------------
                                                                       2003                    2002
                                                                   --------------          -------------
INTEREST INCOME:
  Loans ......................................................     $      19,193           $     21,395
  Investment and mortgage-backed securities
    available for sale .......................................             9,588                  9,721
                                                                   --------------          -------------
     Total interest income ...................................            28,781                 31,116
                                                                   --------------          -------------

INTEREST EXPENSE:
 Deposits:
   NOW and money market demand ...............................             1,336                  2,095
   Savings ...................................................               722                    838
   Certificates of deposit ...................................             4,180                  6,074
                                                                   --------------          -------------
     Total interest expense - deposits .......................             6,238                  9,007
  Borrowed funds .............................................             7,532                  7,076
                                                                   --------------          -------------
     Total interest expense ..................................            13,770                 16,083
                                                                   --------------          -------------
     Net interest income .....................................            15,011                 15,033
Provision for loan losses ....................................                --                    100
                                                                   --------------          -------------
     Net interest income after provision for loan losses......            15,011                 14,933
                                                                   --------------          -------------

NON-INTEREST INCOME:
  Fees and service charges ...................................               888                  1,240
  Net gain on sales of loans and securities
     available for sale ......................................               893                    116
  Income on Bank Owned Life Insurance.........................               398                    415
  Other income ...............................................               244                    179
                                                                   --------------          -------------
     Total non-interest income ...............................             2,423                  1,950
                                                                   --------------          -------------

NON-INTEREST EXPENSE:
  Compensation and benefits ..................................             4,311                  3,964
  Occupancy ..................................................               646                    558
  Equipment ..................................................               428                    438
  Advertising ................................................               255                    175
  Federal deposit insurance ..................................                58                     59
  Amortization of core deposit intangibles ...................               210                    212
  Distributions on preferred capital securities...............               472                    498
  General and administrative .................................             1,171                  1,134
                                                                   --------------          -------------
     Total non-interest expense ..............................             7,551                  7,038
                                                                   --------------          -------------

     Income before income tax expense ........................             9,883                  9,845

Income tax expense ...........................................             3,333                  3,244
                                                                   --------------          -------------
     Net income ..............................................     $       6,550           $      6,601
                                                                   ==============          =============

Basic earnings per share .....................................     $        0.24           $       0.22
                                                                   ==============          =============

Weighted average shares outstanding - Basic ..................     $  26,945,588             29,459,563
                                                                   ==============          =============

Diluted earnings per share ...................................     $        0.24           $       0.22
                                                                   ==============          =============

Weighted average shares outstanding - Diluted.................        27,652,037             30,198,768
                                                                   ==============          =============

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands) (Unaudited)

                                                                         Accumulated
                                                                            Other                   Common    Common       Total
                                                                           Compre-                  Stock      Stock       Stock-
                                            Common   Paid In   Retained    hensive     Treasury    Acquired   Acquired    holders'
                                            Stock    Capital   Earnings     Gain        Stock       by ESOP    By RRP     Equity
                                        -------------------------------------------------------------------------------------------
Balance at December 31, 2001 ..........      $430   $201,858   $148,463     $2,178    $(110,571)   $(10,321)  $(1,910)   $230,127
Net income for the three months
   ended March 31, 2002................        --         --      6,601         --           --          --        --       6,601
Cash dividends declared ($0.075) ......        --         --     (2,320)        --           --          --        --      (2,320)
Net change in unrealized gain on
   securities available for sale ......        --         --         --       (662)          --          --        --        (662)
Purchases of treasury stock ...........        --         --         --         --       (9,868)         --        --      (9,868)
Exercise of stock options..............        --         --       (325)        --          492          --        --         167
Tax benefit on stock options and RRP ..        --        326         --         --           --          --        --         326
Purchase and retirement of common
   stock...............................        --       (108)        --         --           --          --        --        (108)
Amortization of RRP ...................        --         --         --         --           --          --       220         220
ESOP expense...........................        --        100         --         --           --         229        --         329
                                        -------------------------------------------------------------------------------------------

Balance at March 31, 2002 .............      $430   $202,176   $152,419     $1,516    $(119,947)   $(10,092)  $(1,690)   $224,812
                                        ===========================================================================================


Balance at December 31, 2002 ..........      $430   $203,229   $163,681     $9,776    $(145,480)    $(9,404)  $(1,032)   $221,200
Net income for the three months
   ended March 31, 2003................        --         --      6,550         --           --          --        --       6,550
Cash dividends declared ($0.105) ......        --         --     (2,953)        --           --          --        --      (2,953)
Net change in unrealized gain on
   securities available for sale ......        --         --         --      1,445           --          --        --       1,445
Purchases of treasury stock ...........        --         --         --         --      (12,353)         --        --     (12,353)
Exercise of stock options..............        --        (67)      (477)        --          549          --        --           5
Purchase and retirement of common
   stock...............................        --       (177)        --         --           --          --        --        (177)
Amortization of RRP ...................        --         --         --         --           --          --       239         239
ESOP expense...........................        --        121         --         --           --         230        --         351
                                        -------------------------------------------------------------------------------------------

Balance at March 31, 2003 .............      $430   $203,106   $166,801    $11,221    $(157,284)    $(9,174)  $  (793)   $214,307
                                        ===========================================================================================

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                             ----------------------------
                                                                                                2003            2002
                                                                                             ------------    ------------
Cash flows from operating activities:
   Net income ............................................................................   $      6,550    $      6,601
   ADJUSTMENTS  TO  RECONCILE  NET  INCOME  TO NET CASH  PROVIDED  BY  OPERATING
ACTIVITIES:
   Depreciation of premises and equipment ................................................            372             351
   Amortization of core deposit intangibles ..............................................            210             212
   ESOP expense ..........................................................................            351             329
   Amortization of RRP ...................................................................            239             220
   Net amortization of premiums and accretion of discounts and deferred fees .............          1,175           1,310
   Provision for loan losses .............................................................             --             100
   Loans originated for sale .............................................................        (18,080)         (6,961)
   Proceeds from sales of mortgage loans available for sale ..............................         13,811          11,492
   Net gain on sales of loans and securities available for sale ..........................           (893)           (116)
   Net gain on sale of real estate owned .................................................            (81)             --
   Decrease (increase) in interest and dividends receivable ..............................            232             (66)
   Tax benefit on stock options and RRP ..................................................             --             326
   Decrease in other liabilities .........................................................         (3,182)           (728)
   Decrease in other assets ..............................................................          1,833           4,837
                                                                                             ------------    ------------
         Net cash provided by operating activities .......................................          2,537          17,907
                                                                                             ------------    ------------
Cash flows from investing activities:
   Proceeds from sales/calls/maturities of investment securities available for sale ......         17,687          10,650
   Purchases of investment securities available for sale .................................        (15,579)        (26,948)
   Purchase of FHLB-NY stock .............................................................         (1,246)           (349)
   Proceeds from sales of mortgage-backed securities available for sale ..................         50,036           9,907
   Principal payments on mortgage-backed securities ......................................         91,049          61,704
   Purchases of mortgage-backed securities available for sale ............................       (155,868)       (123,736)
   Principal repayments on loans .........................................................        158,526         191,180
   Origination of loans ..................................................................       (164,096)       (190,170)
   Purchases of mortgage loans ...........................................................         (3,299)        (13,585)
   Proceeds from sale of real estate owned ...............................................            153            --
   Purchases of premises and equipment ...................................................           (727)           (244)
                                                                                             ------------    ------------
         Net cash used in investing activities ...........................................        (23,364)        (81,591)
                                                                                             ------------    ------------
Cash flows from financing activities:
   Purchase of treasury stock ............................................................        (12,353)         (9,868)
   Stock options exercised ...............................................................             72             167
   Cash dividends paid ...................................................................         (2,953)         (2,320)
   Net increase in deposits ..............................................................         18,091          36,230
   Net increase in short-term borrowed funds .............................................             --              --
   Proceeds from borrowed funds ..........................................................         50,000          40,000
   Repayment of borrowed funds ...........................................................        (25,040)        (15,036)
   Net increase in advances by borrowers for taxes and insurance .........................            363             517
   Purchase and retirement of common stock ...............................................           (177)           (108)
                                                                                             ------------    ------------
         Net cash provided by financing activities .......................................         28,003          49,582
                                                                                             ------------    ------------
         Net increase (decrease) in cash and cash equivalents ............................          7,176         (14,102)
Cash and cash equivalents at beginning of period .........................................         65,945          53,875
                                                                                             ------------    ------------
Cash and cash equivalents at end of period ...............................................   $     73,121    $     39,773
                                                                                             ============    ============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest ..........................................................................   $     14,165    $     16,002
       Income taxes ......................................................................          4,803              --

See accompanying notes to the unaudited consolidated financial statements.

                  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X for First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") and its wholly-owned subsidiaries, First Savings Bank, ("First Savings" or the "Bank") Pulse Investment, Inc., Pulse Insurance Services, Inc. and Pulse Real Estate, Inc., and the Bank's wholly-owned subsidiaries, FSB Financial LLC, and 1000 Woodbridge Center Drive, Inc. Certain disclosures have been omitted or condensed pursuant to such rules. These interim financial statements should be read in conjunction with the December 31, 2002 Annual Report to Stockholders.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2003.

STOCK-BASED COMPENSATION

The Company applies the "intrinsic value based method" as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. No employee compensation cost for stock options is reflected in net income, as all options granted under the Company's stock option plans had exercise prices greater than or equal to the market value of the underlying common stock on the date of grant. Stock awarded to employees under the Company's Recognition and Retention Plan is expensed by the Company over the awards' vesting period based upon the fair market value of the stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions for stock-based compensation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," amended by SFAS No. 148, "Accounting for Stock-based Compensation
- Transition and Disclosures" (in thousands, except per share data):

                                                                    Three Months Ended March 31,
                                                                  2003                    2002
                                                                -------------         --------------
Net income, as reported                                             $  6,550               $  6,601
Add:
    Stock-based employee compensation expense
       included in reported net income, net of related
       tax effects (RRP awards)                                          155                    143
Deduct:
    Total stock-based employee  compensation expense
       determined under fair value based method
       for all options and RRP awards, net
       of related tax effects                                            162                    332
                                                                ------------          -------------
Pro forma net income                                                $  6,543               $  6,412
                                                                ============          =============

Net income per common share:
   Basic - as reported                                              $   0.24               $   0.22
                                                                ============          =============
   Basic - pro forma                                                    0.24                   0.22
                                                                ============          =============
   Diluted - as reported                                                0.24                   0.22
                                                                ============          =============
   Diluted - pro forma                                              $   0.24               $   0.21
                                                                ============          =============

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

Calculation of Basic and Diluted Earnings Per Share
-----------------------------------------------------
(dollars in thousands, except share data)
                                                 Three Months Ended March 31,
                                                  2003               2002
                                             --------------     -------------
Net income                                   $        6,550     $       6,601
                                             ==============     =============

Basic weighted-average common shares
     outstanding                                26,945,588         29,459,563
Plus: Dilutive stock options and awards            706,449            739,205
                                             --------------     -------------
Diluted weighted-average common
     shares outstanding                         27,652,037         30,198,768
                                             ==============     =============

Net income per common share:

   Basic                                     $         0.24     $        0.22
                                             ==============     =============
   Diluted                                   $         0.24     $        0.22
                                             ==============     =============


(2)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.105 per share on January 23, 2003, payable February 28, 2003, to stockholders of record on February 14, 2003.

(3)  COMMITMENTS AND CONTINGENCIES

At March 31, 2003, the Company had the following commitments: (i) to originate loans of $122.7 million; (ii) unused equity lines of credit of $68.4 million;
(iii) unused commercial lines of credit of $13.9 million; (iv) unused construction lines of credit of $83.5 million; and (v) letters of credit outstanding totaling $1.6 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $432.5 million at March 31, 2003.

(4)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                               Three Months Ended March 31,
                                                 2003              2002
                                             ------------     ------------
Balance at beginning of period               $     12,830     $     12,932
Provision charged to operations                         -              100
Net (charge-offs) recoveries                           (2)               1
                                             ------------     ------------
Balance at end of period                     $     12,828     $     13,033
                                             ============     ============

(5)  COMPREHENSIVE  INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $8.0 million and $5.9 million for the three months ended March 31, 2003 and 2002, respectively.

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES.   "Management's  Discussion  and
Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2002, as supplemented by this report, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or should New Jersey experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

ASSETS. Total assets grew $34.2 million from December 31, 2002, to $2.3 billion at March 31, 2003. Changes in asset composition during the quarter consisted primarily of increases in mortgage-backed securities ("MBS"), loans receivable and cash and cash equivalents.

MBS available for sale increased $14.8 million, or 1.9%, to $805.4 million at March 31, 2003, from $790.6 million at December 31, 2002. Purchases totaling $155.9 million exceeded sales and principal repayments of $49.4 million and $91.0 million, respectively, for the three month period ended March 31, 2003. Purchases during the quarter consisted primarily of MBS issued by U.S.
government-sponsored agencies. At March 31, 2003, approximately 64% of the Company's MBS had adjustable rates and the portfolio had a modified duration of
2.8 years.

Loans receivable, net, increased $13.9 million from December 31, 2002, to $1.2 billion at March 31, 2003. Total loan originations for the three months ended March 31, 2003, were $182.2 million, compared to $197.1 million for the same period in 2002, and $160.8 million for the trailing quarter. Fixed-rate single-family first mortgage loan originations totaled $67.2 million, or 36.9% of production, while adjustable-rate single-family first mortgage loans accounted for $25.3 million, or 13.9% of total originations for the first three months of 2003. Also during the first quarter of 2003, construction lending, primarily for single-family developments, totaled $25.1 million, or 13.8% of total originations, while commercial real estate, commercial and multi-family loan originations were $14.6 million, or 8.0%. During the same period, consumer loan originations, including home equity loans and credit lines, were $49.9 million, or 27.4% of total originations. In addition, the Company purchased $3.3 million of primarily adjustable-rate single-family first mortgage loans through correspondents during the three months ended March 31, 2003. Purchased loans are underwritten internally and are extended at higher rates than those currently offered by the Bank.

Repayment of principal on loans totaled $158.5 million for the three months ended March 31, 2003, compared to $191.2 million for the same period in 2002, and $175.4 million for the trailing quarter. The decrease in repayments was primarily attributable to reduced refinance activity, as many borrowers have already realized the economic benefits of refinancing their mortgage debt. Repayments for the quarter ended March 31, 2002, also included the early pay-off of a $14.9 million commercial real estate loan. Loan sales for the first quarter of 2003 totaled $13.8 million, compared with $11.5 million for the same period in 2002. The Company generally sells fixed-rate, 30-year loan production as a means of managing interest rate risk. At March 31, 2003, $562.3 million, or approximately 54%, of the Company's mortgage loans had adjustable interest rates. Approximately $150.0 million of these adjustable-rate loans are scheduled to reprice within the next twelve months.

Of the total loan portfolio at March 31, 2003, 1-4 family mortgage loans comprised 67.0%, home equity loans comprised 9.1%, and commercial real estate, multi-family and construction loans comprised 22.6%. The Company intends to continue to prudently expand its non-residential mortgage lending activities while maintaining its underwriting standards and commitment to community-based lending.

While management intends to continue emphasizing the origination of loans, future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company, as well as the Company's interest rate risk management practices.

Cash and cash equivalents increased $7.2 million, or 10.9%, to $73.1 million at March 31, 2003, from $65.9 million at December 31, 2002. The Company's intent is to prudently deploy investable funds in a manner which does not expose it to significant interest rate, market or credit risk.

LIABILITIES. Deposits increased $18.1 million, or 1.3% from December 31, 2002, to $1.4 billion at March 31, 2003. Core deposits, consisting of checking, savings and money market accounts, grew by $34.2 million, or 4.4%, to $819.4 million and accounted for 58.3% of total deposits at March 31, 2003. This compares with a core/total deposits ratio of 56.6% at December 31, 2002, and 52.8% at March 31, 2002. Certificates of deposit declined by $16.1 million, or 2.7%, compared with year-end 2002, with decreases occurring primarily in the one-year and shorter maturity categories. The Company intends to continue its efforts to develop and maintain core deposit relationships while reducing higher-costing certificates of deposit.

Borrowed funds increased $25.0 million, or 4.2%, to $621.6 million at March 31, 2003, from $596.7 million at December 31, 2002 as the Company took advantage of historically low interest rates for long-term asset/liability positioning.

CAPITAL. The Company's stockholders' equity decreased $6.9 million, or 3.1%, to $214.3 million at March 31, 2003, from $221.2 million at December 31, 2002. The decrease in equity was primarily attributable to the repurchase of $12.5 million of the Company's common stock and cash dividends of $3.0 million, partially offset by net income of $6.6 million for the three months ended March 31, 2003, an increase in the net unrealized gain on securities available for sale of $1.4 million and the amortization of stock-based compensation and benefit plans of $590,000. Book value and tangible book value per share were $7.77 and $7.61, respectively, at March 31, 2003, compared with $7.78 and $7.62, respectively, at December 31, 2002, and $7.43 and $7.26, respectively, at March 31, 2002.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and total risk-based capital requirements. At March 31, 2003, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                                Required                   Actual
                          ----------------------    ----------------------        Excess of Actual
                                        % of                      % of             Over Regulatory
                            Amount     Assets         Amount     Assets              Requirements
                          ----------- ----------    ----------- ----------     ---------------------
Leverage Capital             $90,003      4.00%       $183,030      8.13%             $ 93,027
Risk-based Capital:
Tier 1                        43,525      4.00%        183,030     16.82%              139,505
Total                         87,050      8.00%        195,858     18.00%              108,808

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

The most significant sources of funds for the first three months of 2003 were principal repayments and prepayments of loans and mortgage-backed securities totaling $158.5 million and $91.0 million, respectively, proceeds from sales of MBS totaling $50.0 million, new borrowings of $50.0 million, a net increase in deposits totaling $18.1 million, proceeds from sales, calls and maturities of investment securities of $17.7 million and proceeds from sales of mortgage loans of $13.8 million. If necessary, the Company has additional borrowing capacity with the FHLB-NY, including an available overnight line of credit of up to $50.0 million. At March 31, 2003, the Company had unpledged investment securities and MBS available for sale with a market value of $403.3 million.

The primary uses of funds for the first three months of 2003 were the origination of loans, including loans held for sale, totaling $182.2 million, purchases of mortgage-backed securities totaling $155.9 million, the repayment of borrowings of $25.0 million, purchases of investment securities totaling $15.6 million and the repurchase of $12.5 million of common stock.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

RESULTS OF OPERATIONS. For the quarter ended March 31, 2003, basic and diluted earnings per share were $0.24. This represented increases of 8.5% and 8.4%, respectively, over basic and diluted earnings per share of $0.22 for the quarter ended March 31, 2002. Net income for the three months ended March 31, 2003, totaled $6.6 million, a decrease of $51,000, or 0.8%, compared with the first quarter of 2002. Annualized return on average equity increased 55 basis points to 11.98% for the first quarter of 2003, from 11.43% for the comparable 2002 period. Annualized return on average assets was 1.16% for the March 2003 quarter, compared to 1.22% for the same period in 2002.

 CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION
 (Dollars in thousands)

                                                                        THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------------------------------------------------
                                                              2003                                     2002
                                               ------------------------------------     ---------------------------------------
                                               Average                     Average      Average                      Average
                                               Balance      Interest     Yield/Cost     Balance        Interest     Yield/Cost
                                               ------------------------------------     ---------------------------------------
ASSETS
  Interest-earning assets:
   Federal funds sold .....................   $   34,354   $      101        1.18%     $   54,362     $      228        1.68%

   Investment securities available for
     sale (1) .............................      131,618        1,644        5.00         137,617          1,931        5.61
   Mortgage-backed securities available
     for sale .............................      771,408        7,843        4.07         641,076          7,562        4.72
                                              ----------   ----------                  ----------     ----------
     Total investments ....................      937,380        9,588        4.09         833,055          9,721        4.67

   Mortgage loans .........................    1,103,789       17,353        6.29       1,128,874         19,160        6.79
   Home equity loans ......................       62,892        1,074        6.83          71,882          1,312        7.30
   Home equity lines of credit ............       48,278          562        4.66          40,604            546        5.38
   Other loans ............................       15,057          204        5.42          19,913            377        7.57
                                              ----------   ----------                  ----------     ----------
     Total loans ..........................    1,230,016       19,193        6.24       1,261,273         21,395        6.79
                                              ----------   ----------                  ----------     ----------
  Total interest-earning assets ...........    2,167,396       28,781        5.31%      2,094,328         31,116        5.94%
  Non-interest earning assets .............       92,927                                   74,389
        Total assets ......................   $2,260,323                               $2,168,717
                                              ==========                               ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
   NOW and money market accounts ..........   $  491,108   $    1,336        1.09%     $  439,538     $    2,095        1.91%
   Savings accounts .......................      225,574          722        1.28         184,617            838        1.82
   Certificates of deposit ................      595,202        4,180        2.81         647,890          6,074        3.75
                                              ----------   ----------                  ----------     ----------
     Total interest-bearing deposits ......    1,311,884        6,238        1.90       1,272,045          9,007        2.83
   Borrowed funds .........................      601,673        7,532        5.01         556,569          7,076        5.09
                                              ----------   ----------                  ----------     ----------
  Total interest-bearing liabilities ......    1,913,557       13,770        2.88       1,828,614         16,083        3.52
  Non-interest bearing deposits ...........       73,082                                   60,485
  Other liabilities .......................       54,950                                   48,529
                                              ----------                               ----------
        Total liabilities .................    2,041,589                                1,937,628
  Stockholders' equity ....................      218,734                                  231,089
                                              ----------                               ----------
        Total liabilities and stockholders'
            equity ........................   $2,260,323                               $2,168,717
                                                           ----------        ----      ==========     -----------       ----
Net interest income/interest rate spread ..                $   15,011        2.43%                    $   15,033        2.42%
                                                           ==========        ====                     ==========        ====
Net interest-earning assets/net interest
   margin .................................   $  253,839                     2.77%     $  265,714                       2.87%
                                              ==========                     ====      ==========                       ====
Ratio of interest-earning assets
   to interest-bearing liabilities.........         1.13 X                                   1.15 X
                                              ==========                               ==========

(1) Includes FHLB-NY stock.

INTEREST INCOME. Interest income for the three months ended March 31, 2003, decreased by $2.3 million, or 7.5%, to $28.8 million, compared to $31.1 million for the same period in 2002.

Interest on loans decreased $2.2 million, or 10.3%, to $19.2 million for the three months ended March 31, 2003, compared to $21.4 million for the same period in 2002. The average balance of the loan portfolio decreased $31.3 million, or 2.5%, to $1.2 billion for the first quarter of 2003, compared with the first three months of 2002, as the decline in the Company's 1-4 family mortgage loan portfolio attributable to prepayments was only partially offset by growth in non-residential and construction mortgage lending. The average yield on the portfolio decreased 55 basis points to 6.24% as a result of lower market interest rates and the amortization of deferred loan costs associated with mortgage loan prepayments.

Interest on MBS and investment securities, including Fed funds sold and FHLB-NY stock, declined $133,000 for the quarter ended March 31, 2003, compared with the same period in 2002. The average balance of the investment and MBS portfolios totaled $937.4 million, with an annualized yield of 4.09% for the three months ended March 31, 2003, compared with an average balance of $833.1 million with an annualized yield of 4.67% for the three months ended March 31, 2002. The decline in average yield on the investment and MBS portfolios reflects historically low market interest rates, as well as the impact of mortgage prepayments on MBS.

The Company remains focused on maintaining appropriate balance sheet structure in the current challenging economic environment. With interest rates at historic lows, the Company believes it prudent to maintain an asset sensitive interest rate risk position and to carefully manage asset extension risk. The Company does not wish to sacrifice credit quality or assume undue interest rate risk in pursuit of short-term earnings enhancement.

INTEREST EXPENSE. Interest expense decreased $2.3 million, or 14.4%, to $13.8 million for the three months ended March 31, 2003, compared to $16.1 million for the same period in 2002.

Interest expense on deposits decreased $2.8 million, or 30.7%, to $6.2 million for the three months ended March 31, 2003, compared to $9.0 million for the same period in 2002. Interest paid on certificates of deposit decreased $1.9 million as the average cost of certificates for the three-month period ended March 31, 2003, fell 94 basis points to 2.81%, compared to 3.75% for the same period in 2002. The average balance of certificates of deposit decreased to $595.2 million for the three months ended March 31, 2003, from $647.9 million for the same period in 2002. Interest paid on core deposits decreased $875,000 as the average cost of interest-bearing core deposits the three-months ended March 31, 2003, declined 73 basis points to 1.15%, compared to 1.88% for the same period in 2002. The average balance of interest-bearing core deposits increased $92.5 million, or 14.8%, to $716.7 million for the three months ended March 31, 2003, from $624.2 million for the same period in 2002. In addition, average non-interest bearing deposits grew $12.6 million, or 20.8%, to $73.1 million for the three months ended March 31, 2003, versus the comparable 2002 period.

Interest on borrowed funds for the three months ended March 31, 2003, increased $456,000, or 6.4%, to $7.5 million, compared to $7.1 million for the same period in 2002. The average balance of borrowed funds for the three months ended March 31, 2003, increased to $601.7 million from $556.6 million for the same period in 2002. The average interest rate paid on borrowed funds declined to 5.01% for the three months ended March 31, 2003, compared with 5.09% for the same period in 2002.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $22,000, or 0.2%, to $15.0 million for the three months ended March 31, 2003, compared to the same period in 2002. The decrease was due to the changes in interest income and interest expense described above.

The interest rate spread was 2.43% for the three months ended March 31, 2003, compared with 2.42% for the same period in 2002 and 2.43% for the trailing quarter. The net interest margin declined to 2.77% for the three months ended March 31, 2003, from 2.87% for the same period in 2002 and 2.81% for the fourth quarter of 2002. The Company anticipates some level of margin compression to continue, particularly if interest rates fall further in the second quarter of 2003.

PROVISION FOR LOAN LOSSES. The Company did not record a provision for loan losses during the quarter ended March 31, 2003, compared to $100,000 for the same period in 2002, as a result of a reduction in loan portfolio size and improvements in asset quality compared with March 31, 2002. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. Total loans receivable increased slightly to $1.2 billion at March 31, 2003 from December 31, 2002, while non-performing loans declined to $1.4 million at March 31, 2003, compared with $1.8 million at December 31, 2002 and $1.9 million at March 31, 2002. The allowance for loan losses as a percentage of total loans was 1.04% at March 31, 2003, compared with 1.06% and 1.03% at December 31, 2002 and March 31, 2002, respectively. In management's opinion, the allowance for loan losses, totaling $12.8 million at March 31, 2003, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

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

 (dollars in thousands)                                   Mar. 31,  Dec. 31,   Sept. 30,   June 30,    Mar. 31,
                                                           2003       2002       2002        2002       2002
                                                        ------------------------------------------------------
 Non-accrual mortgage loans..........................     $1,082     $1,511     $2,297      $1,875     $1,681
 Non-accrual other loans.............................         43         30          -       5,552          -
                                                        ------------------------------------------------------
    Total non-accrual loans..........................      1,125      1,541      2,297       7,427      1,681
 Loans 90 days or more delinquent and
      still accruing.................................        294        223        440          80        256
                                                        ------------------------------------------------------
 Total non-performing loans..........................      1,419      1,764      2,737       7,507      1,937
 Non-accrual investments (WorldCom, Inc.
      corporate bonds)...............................          -          -        300         300          -
 Total foreclosed real estate, net of related
      allowance......................................          -         72        100           -         42
                                                        ------------------------------------------------------
 Total non-performing assets.........................     $1,419     $1,836     $3,137      $7,807     $1,979
                                                        ======================================================
 Non-performing loans to loans receivable............      0.12%      0.15%      0.22%       0.59%      0.15%
 Non-performing assets to total assets...............      0.06%      0.08%      0.14%       0.35%      0.09%


NON-INTEREST INCOME. Non-interest income increased $473,000, or 24.3%, to $2.4 million for the three months ended March 31, 2003, from $2.0 million for the same period in 2002. The first quarter of 2003 included net gains on sales of loans and securities totaling $893,000, compared with $116,000 for the first quarter of 2002. During the quarter ended March 31, 2003, the Company recognized gains on the sale of higher coupon mortgage-backed securities that demonstrated a significant propensity to prepay, as well as several corporate debt obligations that had attained their price target. The sale of loans and securities and related gains or losses are dependent on market conditions, as well as the Company's liquidity and risk management requirements. Partially offsetting this net gain was a decline in fees and service charges of $352,000, to $888,000 for the first quarter of 2003. Prior year fees and service charges included approximately $600,000 in a prepayment fee received upon the early termination of a $14.9 million commercial real estate loan. Excluding the impact of this substantial prepayment penalty in 2002, the net increase in fees and service charges in 2003 was attributable to revisions to the Company's fee structure implemented in July 2002, as well as growth in the assessable customer base.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 2003, increased $513,000, or 7.3%, to $7.6 million, compared to $7.0 million for the same period in 2002. The increase was primarily attributable to $347,000 in increased compensation and benefits expense resulting from staff and wage increases, as well as increased healthcare, pension and ESOP costs. In addition, occupancy costs grew by $88,000, compared with the first quarter of 2002, as a result of the opening of the Somerset branch in February of 2002 and increased snow removal and heating costs in 2003. Further, advertising expense for the three months ended March 31, 2003, was $80,000 greater than the comparable 2002 period as a result of several targeted direct mail and print campaigns aimed at stimulating core deposit and loan growth. The Company's annualized non-interest expense, excluding amortization of core deposit intangibles and distributions on preferred capital securities, divided by average assets was 1.22% for the three months ended March 31, 2003, compared with 1.17% for the same period in 2002. The Company's efficiency ratio, calculated as non-interest expense (excluding distributions on preferred capital securities) divided by the sum of net interest income and non-interest income (excluding net gains on sales of loans and securities), was 42.8% for the first quarter of 2003, compared with 38.8% for the same period in 2002.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2003).

Item 4.  CONTROLS AND PROCEDURES.

        a.) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
            Christopher Martin, the Company's Chief Executive Officer, and Thomas M. Lyons, the Company's Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of May 13, 2003. Based upon their evaluation, they each found the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        b.) CHANGES IN INTERNAL CONTROLS.
            There were no significant changes in the Company's disclosure controls and procedures or internal controls for financial reporting or other factors that could significantly affect those controls subsequent to May 13, 2003, and the Company identified no significant deficiencies or material weaknesses requiring corrective action with respect to those controls.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
         There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any such pending claims and lawsuits.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.

Item 5.  OTHER INFORMATION.
         None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.)  EXHIBITS

        ------------------------------------------------------------------------------------------
            Exhibit
            Number                               Description                          Reference
        ------------------------------------------------------------------------------------------
              3.1        Certificate of Incorporation of First Sentinel Bancorp,          *
                         Inc.
              3.2        Bylaws of First Sentinel Bancorp, Inc.                           **
               4         Stock certificate of First Sentinel Bancorp, Inc.                *
              11         Statement re: Computation of per Share Earnings                page 7
              99         Statements furnished pursuant to Section 906 of the         Filed herein
                         Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
        ------------------------------------------------------------------------------------------

        b.)  REPORTS ON FORM 8-K
             None.

* Previously filed and incorporated herein by reference to the Registration Statement on Form S-1 and exhibits thereto of First Sentinel Bancorp, Inc. (formerly First Source Bancorp, Inc.), and any amendments or supplements thereto filed with the SEC on December 19, 1997 and amended on February 9, 1998, SEC File No. 333-42757.

** Previously filed and incorporated herein by reference to the December 31, 2002 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. filed with the SEC on March 31, 2003, SEC File No. 000-23809.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST SENTINEL BANCORP, INC.

Date:  May 15, 2003                   By: /s/ CHRISTOPHER MARTIN
                                          ----------------------
                                          Christopher Martin
                                          President and Chief Executive Officer

Date:  May 15, 2003                   By: /s/ THOMAS M. LYONS
                                          -------------------
                                          Thomas M. Lyons
                                          Executive Vice President and
                                          Chief Financial Officer

                                  CERTIFICATION

I, Christopher Martin, certify that:

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


Date: May 15, 2003                        /s/ Christopher Martin
      ------------                        ----------------------
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


Date: MAY 15, 2003                                   /s/ Thomas M. Lyons
      ------------                                   -------------------
                                                     Thomas M. Lyons
                                                     Chief Financial Officer