Form 10-Q
period 2003-06-30
FIRST SENTINEL BANCORP INC
filed 2003-08-14
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended................................ JUNE 30, 2003

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

Yes  __X__      No _____ .

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  __X__      No _____ .


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                   OUTSTANDING AT AUGUST 1, 2003
--------------------------                       -----------------------------
     Common Stock                                       27,647,213 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q


                                                                          Page #
PART I.    FINANCIAL INFORMATION                                          ------

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of
           June 30, 2003 and December 31, 2002                                3

           Consolidated Statements of Income for the three and six months
           ended June 30, 2003 and 2002                                       4

           Consolidated Statements of Stockholders' Equity for the
           six months ended June 30, 2003 and 2002                            5

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2003 and 2002                                       6

           Notes to Consolidated Financial Statements                         7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Item 3.    Quantitative and Qualitative Disclosure About Market Risk         18

Item 4.    Controls and Procedures                                           18

PART II.   OTHER INFORMATION                                                 18

           SIGNATURES                                                        20

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)

                                                                                      June 30,     December 31,
                                                                                        2003           2002
                                                                                    -----------    -----------

ASSETS
Cash and due from banks .........................................................   $    30,055    $    21,695
Federal funds sold ..............................................................        30,300         44,250
                                                                                    -----------    -----------
     Total cash and cash equivalents ............................................        60,355         65,945
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost .....................        21,829         20,835
Investment securities available for sale ........................................       120,980        114,219
Mortgage-backed securities available for sale ...................................       791,102        790,562
Loans held for sale, net ........................................................         7,957            563
Loans receivable, net ...........................................................     1,206,704      1,200,647
Interest and dividends receivable ...............................................        10,301         11,055
Premises and equipment, net .....................................................        16,077         15,882
Core deposit intangibles ........................................................         4,149          4,568
Other assets ....................................................................        31,112         32,758
                                                                                    -----------    -----------
     Total assets ...............................................................   $ 2,270,566    $ 2,257,034
                                                                                    ===========    ===========

--------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ........................................................................   $ 1,401,422    $ 1,387,986
Borrowed funds ..................................................................       601,583        596,663
Advances by borrowers for taxes and insurance ...................................        10,141          9,615
Other liabilities ...............................................................        15,602         16,570
                                                                                    -----------    -----------
    Total liabilities ...........................................................     2,028,748      2,010,834
                                                                                    -----------    -----------

Company-obligated mandatorily redeemable preferred capital securities of a
    subsidiary trust holding solely junior subordinated debentures of the Company        25,000         25,000
                                                                                    -----------    -----------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares; none issued and outstanding ......            --             --
Common Stock, $.01 par value, 85,000,000 shares authorized;
     43,106,742 and 27,619,653 shares issued and outstanding at 6/30/03 and
     43,106,742 and 28,422,028 shares issued and outstanding at 12/31/02 ........           430            430
Paid-in capital .................................................................       203,768        203,229
Retained earnings ...............................................................       169,729        163,681
Accumulated other comprehensive income ..........................................         9,066          9,776
Treasury stock (15,362,435 and 14,586,591 shares at 6/30/03 and 12/31/02,
    respectively) ...............................................................      (156,676)      (145,480)
Common stock acquired by the Employee Stock Ownership Plan (ESOP) ...............        (8,945)        (9,404)
Common stock acquired by the Recognition and Retention Plan (RRP) ...............          (554)        (1,032)
                                                                                    -----------    -----------
     Total stockholders' equity .................................................       216,818        221,200
                                                                                    -----------    -----------
     Total liabilities and stockholders' equity .................................   $ 2,270,566    $ 2,257,034
                                                                                    ===========    ===========


See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                                 Three months ended              Six months ended
                                                                       June 30,                       June 30,
                                                           ----------------------------    ----------------------------
                                                               2003             2002           2003            2002
                                                           ------------    ------------    ------------    ------------
INTEREST INCOME:
  Loans ................................................   $     18,653    $     21,518    $     37,846    $     42,913
  Investment and mortgage-backed securities
    available for sale .................................          8,904          11,214          18,492          20,935
                                                           ------------    ------------    ------------    ------------
     Total interest income .............................         27,557          32,732          56,338          63,848
                                                           ------------    ------------    ------------    ------------

INTEREST EXPENSE:
 Deposits:
   NOW and money market demand .........................          1,128           2,086           2,464           4,181
   Savings .............................................            606             932           1,328           1,770
   Certificates of deposit .............................          3,827           5,330           8,007          11,404
                                                           ------------    ------------    ------------    ------------
     Total interest expense - deposits .................          5,561           8,348          11,799          17,355
 Borrowed funds ........................................          7,431           7,520          14,963          14,596
                                                           ------------    ------------    ------------    ------------
     Total interest expense ............................         12,992          15,868          26,762          31,951
                                                           ------------    ------------    ------------    ------------
     Net interest income ...............................         14,565          16,864          29,576          31,897
Provision for loan losses ..............................             --           1,105              --           1,205
                                                           ------------    ------------    ------------    ------------
     Net interest income after provision for loan losses         14,565          15,759          29,576          30,692
                                                           ------------    ------------    ------------    ------------

NON-INTEREST INCOME:
  Fees and service charges .............................          1,142             859           2,030           2,099
  Net gain (loss) on sales of loans and securities
    available for sale .................................            633          (1,587)          1,526          (1,471)

  Income on Bank Owned Life Insurance (BOLI) ...........            385             404             783             819
  Other, net ...........................................            189             199             433             378
                                                           ------------    ------------    ------------    ------------
     Total non-interest income .........................          2,349            (125)          4,772           1,825
                                                           ------------    ------------    ------------    ------------

NON-INTEREST EXPENSE:
  Compensation and benefits ............................          4,409           4,163           8,720           8,127
  Occupancy ............................................            587             545           1,233           1,103
  Equipment ............................................            409             401             837             839
  Advertising ..........................................            283             358             538             533
  Federal deposit insurance ............................             56              59             114             118
  Amortization of core deposit intangibles .............            209             211             419             423
  Distributions on preferred capital securities ........            472             491             944             989
  General and administrative ...........................          1,143           1,100           2,314           2,234
                                                           ------------    ------------    ------------    ------------
     Total non-interest expense ........................          7,568           7,328          15,119          14,366
                                                           ------------    ------------    ------------    ------------

     Income before income tax expense ..................          9,346           8,306          19,229          18,151

Income tax expense .....................................          3,150           2,746           6,483           5,990
                                                           ------------    ------------    ------------    ------------

     Net income ........................................   $      6,196    $      5,560    $     12,746    $     12,161
                                                           ============    ============    ============    ============

Basic earnings per share ...............................   $       0.23    $       0.19    $       0.48    $       0.42
                                                           ============    ============    ============    ============

Weighted average shares outstanding - Basic ............     26,496,125      28,908,094      26,719,615      29,182,305
                                                           ============    ============    ============    ============

Diluted earnings per share .............................   $       0.23    $       0.19    $       0.46    $       0.41
                                                           ============    ============    ============    ============

Weighted average shares outstanding - Diluted ..........     27,223,296      29,780,484      27,436,425      29,988,103
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

                                                                     Accumulated
                                                                        Other                   Common     Common       Total
                                                                       Compre-                  Stock       Stock      Stock-
                                       Common   Paid In    Retained    hensive     Treasury    Acquired   Acquired    holders'
                                       Stock    Capital    Earnings     Income       Stock     by ESOP     by RRP      Equity
                                       -----   --------    --------  -----------  ---------    --------   --------    --------
Balance at December 31, 2001 .......   $ 430   $201,858    $148,463    $ 2,178    $(110,571)   $(10,321)   $(1,910)   $230,127
Net income for the six months
   ended June 30, 2002 .............      --         --      12,161         --           --          --         --      12,161
Cash dividends declared ($0.17) ....      --         --      (5,193)        --           --          --         --      (5,193)
Net change in unrealized gain/(loss)
   on securities available for sale       --         --          --      6,167           --          --         --       6,167
Purchases of treasury stock ........      --         --          --         --      (10,461)         --         --     (10,461)
Exercise of stock options ..........      --         --        (339)        --          516          --         --         177
Tax benefit on stock options and RRP      --        326          --         --           --          --         --         326
Purchase and retirement of common
   stock ...........................      --       (108)         --         --           --          --         --        (108)
Amortization of RRP ................      --         --          --         --           --          --        439         439
ESOP expense .......................      --        218          --         --           --         459         --         677
                                       -----   --------    --------    -------    ---------    --------    -------    --------

Balance at June 30, 2002 ...........   $ 430   $202,294    $155,092    $ 8,345    $(120,516)   $ (9,862)   $(1,471)   $234,312
                                       =====   ========    ========    =======    =========    ========    =======    ========


Balance at December 31, 2002 .......   $ 430   $203,229    $163,681    $ 9,776    $(145,480)   $ (9,404)   $(1,032)   $221,200
Net income for the six months
   ended June 30, 2003 .............      --         --      12,746         --           --          --         --      12,746
Cash dividends declared ($0.21) ....      --         --      (5,850)        --           --          --         --      (5,850)
Net change in unrealized gain/(loss)
   on securities available for sale       --         --          --       (710)          --          --         --        (710)
Purchases of treasury stock ........      --         --          --         --      (12,429)         --         --     (12,429)
Exercise of stock options ..........      --        (67)       (848)        --        1,233          --         --         318
Tax benefit on stock options and RRP      --        457          --         --           --          --         --         457
Purchase and retirement of common
   stock ...........................      --       (177)         --         --           --          --         --        (177)
Amortization of RRP ................      --         34          --         --           --          --        478         512
ESOP expense .......................      --        292          --         --           --         459         --         751
                                       -----   --------    --------    -------    ---------    --------    -------    --------

Balance at June 30, 2003 ...........   $ 430   $203,768    $169,729    $ 9,066    $(156,676)   $ (8,945)   $  (554)   $216,818
                                       =====   ========    ========    =======    =========    ========    =======    ========


See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                                          Six months ended
                                                                                               June 30,
                                                                                       -----------------------
                                                                                          2003          2002
                                                                                       ---------     ---------
Cash flows from operating activities:
   Net income .....................................................................    $  12,746     $  12,161
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
     ACTIVITIES:
   Depreciation of premises and equipment .........................................          713           706
   Amortization of core deposit intangibles .......................................          419           423
   ESOP expense ...................................................................          751           677
   Amortization of RRP ............................................................          512           439
   Net amortization of premiums and accretion of discounts and deferred fees ......        3,427         1,631
   Provision for loan losses ......................................................           --         1,205
   Loans originated for sale ......................................................      (34,814)      (11,938)
   Proceeds from sales of mortgage loans held for sale ............................       27,477        17,074
   Net (gain) loss on sales of loans and securities available for sale ............       (1,526)        1,471
   Net (gain) loss on sales of real estate owned ..................................          (81)           10
   Income on BOLI .................................................................         (783)         (819)
   Decrease (increase) in interest and dividends receivable .......................          754          (741)
   Tax benefit on stock options and RRP ...........................................          457           326
   (Decrease) increase in other liabilities .......................................         (615)          538
   Decrease in other assets .......................................................        2,357         6,266
                                                                                       ---------     ---------
         Net cash provided by operating activities ................................       11,794        29,429
                                                                                       ---------     ---------
Cash flows from investing activities:
   Proceeds from sales/calls/maturities of investment securities available for sale       38,339        19,308
   Purchases of investment securities available for sale ..........................      (43,564)      (36,752)
   Purchase of FHLB-NY stock ......................................................         (994)         (347)
   Proceeds from sales of mortgage-backed securities available for sale ...........       94,612        87,897
   Principal payments on mortgage-backed securities ...............................      202,089       118,097
   Purchases of mortgage-backed securities available for sale .....................     (302,474)     (288,572)
   Principal repayments on loans ..................................................      342,039       322,618
   Origination of loans ...........................................................     (332,118)     (330,728)
   Purchases of mortgage loans ....................................................      (15,353)      (19,315)
   Proceeds from sale of real estate owned ........................................          204            32
   Purchases of premises and equipment ............................................         (908)         (469)
                                                                                       ---------     ---------
          Net cash used in investing activities ...................................      (18,128)     (128,231)
                                                                                       ---------     ---------
Cash flows from financing activities:
   Purchase of treasury stock .....................................................      (12,429)      (10,461)
   Purchase and retirement of common stock ........................................         (177)         (108)
   Stock options exercised ........................................................          318           177
   Cash dividends paid ............................................................       (5,850)       (5,193)
   Net increase in deposits .......................................................       13,436        60,014
   Net increase in short-term borrowed funds ......................................           --            --
   Proceeds from borrowed funds ...................................................       25,000        67,000
   Repayment of  borrowed funds ...................................................      (20,080)      (15,074)
   Net increase in advances by borrowers for taxes and insurance ..................          526         1,095
                                                                                       ---------     ---------
            Net cash provided by financing activities .............................          744        97,450
                                                                                       ---------     ---------
            Net decrease in cash and cash equivalents .............................       (5,590)       (1,352)
Cash and cash equivalents at beginning of period ..................................       65,945        53,875
                                                                                       ---------     ---------
Cash and cash equivalents at end of period ........................................    $  60,355     $  52,523
                                                                                       =========     =========
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ...................................................................    $  27,100     $  31,362
       Income taxes ...............................................................        5,300         3,142
   Non cash investing and financing activities for the period:
        Transfer of loans to real estate owned ....................................    $      51     $      --


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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2003.

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

                                          Three months ended June 30,     Six months ended June 30,
                                          --------------------------      ------------------------
                                              2003           2002            2003           2002
                                           ----------    -----------      ----------    ----------
Net income, as reported                    $    6,196    $     5,560      $   12,746    $   12,161
Add:
   Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects
    (RRP awards)                                  178            142             333           285
Deduct:
   Total stock-based employee
     compensation expense determined
       under fair value based method
       for all options and RRP awards,
       net of related tax effects                 182            332             344           664
                                           ----------    -----------      ----------    ----------
Pro forma net income                            6,192          5,370          12,735        11,782
                                           ==========    ===========      ==========    ==========

Net income per common share:
   Basic - as reported                     $     0.23    $      0.19      $     0.48    $     0.42
                                           ==========    ===========      ==========    ==========
   Basic - pro forma                       $     0.23    $      0.19      $     0.48    $     0.40
                                           ==========    ===========      ==========    ==========
   Diluted - as reported                   $     0.23    $      0.19      $     0.46    $     0.41
                                           ==========    ===========      ==========    ==========
   Diluted - proforma                      $     0.23    $      0.18      $     0.46    $     0.39
                                           ==========    ===========      ==========    ==========

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

Calculation of Basic and Diluted Earnings Per Share
---------------------------------------------------
(dollars in thousands, except per share data)

                                           Three months ended June 30,    Six months ended June 30,
                                           --------------------------    --------------------------
                                               2003           2002           2003           2002
                                           -----------    -----------    -----------    -----------
Net income                                 $     6,196    $     5,560    $    12,746    $    12,161
                                           ===========    ===========    ===========    ===========

Basic weighted-average common shares
     outstanding                            26,496,125     28,908,094     26,719,615     29,182,305
Plus: Dilutive stock options and awards        727,171        872,390        716,810        805,798
                                           -----------    -----------    -----------    -----------
Diluted weighted-average common
     shares outstanding                     27,223,296     29,780,484     27,436,425     29,988,103
                                           ===========    ===========    ===========    ===========

Net income per common share:
   Basic                                   $      0.23    $      0.19    $      0.48    $      0.42
                                           ===========    ===========    ===========    ===========
   Diluted                                 $      0.23    $      0.19    $      0.46    $      0.41
                                           ===========    ===========    ===========    ===========

(2)  DIVIDENDS

Based upon current operating results, the Company declared a cash dividend of $0.105 per share on April 28, 2003, payable May 30, 2003, to stockholders of record on May 16, 2003.

(3)  COMMITMENTS AND CONTINGENCIES

At June 30, 2003, the Company had the following commitments: (i) to originate loans of $121.6 million; (ii) unused home equity lines of credit of $71.0 million; (iii) unused commercial lines of credit of $16.5 million; (iv) unused construction lines of credit of $87.7 million; and (v) letters of credit outstanding totaling $1.6 million. Further, certificates of deposits which are scheduled to mature and/or rollover in one year or less, totaled $419.8 million at June 30, 2003.

(4)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                        Six months ended June 30,
                                        -----------------------
                                           2003          2002
                                        --------       --------
Balance at beginning of period          $ 12,830       $ 12,932
Provision charged to operations               --          1,205
Charge offs, net of recoveries               (37)        (1,390)
                                        --------       --------
Balance at end of period                $ 12,793       $ 12,747
                                        ========       ========

(5)  COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $4.0 million and $12.4 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, comprehensive income totaled $12.0 million and $18.3 million, respectively.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. SFAS No. 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). The adoption of SFAS No. 150 on July 1, 2003 resulted in the reclassification of $25 million in Company-obligated mandatorily redeemable preferred capital securities to interest-bearing liabilities and the reclassification of related costs to interest expense from non-interest expense.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

"Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2002, as supplemented by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and this report, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

ASSETS. Total assets grew $13.5 million from December 31, 2002, to $2.3 billion at June 30, 2003. The change in assets consisted primarily of increases in loans and investment securities available for sale, partially offset by a decrease in cash and cash equivalents.

Net loans, including loans held for sale, totaled $1.2 billion at June 30, 2003, an increase of $13.5 million, or 1.1%, from December 31, 2002. Of the total loan portfolio at June 30, 2003, 1-4 family mortgage loans comprised 66.0%, home equity loans represented 9.0%, commercial real estate, multi-family and construction loans comprised 24.3%, and other consumer loans accounted for 0.7%.

Total loan originations for the six months ended June 30, 2003, were $366.9 million, compared to $342.7 million for the same period in 2002. Fixed-rate, 1-4 family first mortgage loan originations totaled $129.0 million, or 35.2% of production, while adjustable-rate, 1-4 family first mortgage loans accounted for $58.1 million, or 15.9%, of total originations for the first six months of 2003. Also during the first six months of 2003, consumer loan originations, consisting primarily of home equity loans and credit lines, totaled $88.9 million, or 24.2% of total originations. During the same period, construction lending totaled $72.7 million, or 19.8% of total originations, while commercial real estate, commercial and multi-family loan originations totaled $18.2 million, or 5.0%. In addition, the Company purchased $15.4 million of primarily adjustable-rate, single-family first mortgage loans through correspondents during the six months ended June 30, 2003. Purchased loans are re-underwritten by the Company and are extended at rates higher than those currently offered by the Company.

Repayment of principal on loans totaled $342.0 million for the six months ended June 30, 2003, compared to $322.6 million for the same period in 2002. In addition, the Company sold $27.4 million of primarily 30-year, fixed-rate, 1-4 family mortgage loans during the first half of 2003 as part of its on-going interest rate risk management process. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates, competition and other economic factors outside of the control of the Company.

Investment securities available for sale increased $6.8 million, or 5.9%, to $121.0 million as of June 30, 2003, from $114.2 million at December 31, 2002. For the six months ended June 30, 2003, purchases of investment securities available for sale totaled $43.6 million, while sales, calls and maturities totaled $38.0 million. Purchases consisted primarily of debt securities issued by U.S. corporations and government-sponsored agencies. At June 30, 2003, U.S. government and agency obligations totaled $75.7 million, or 62.6%, of investment securities available for sale, while state and municipal obligations accounted for another $13.9 million, or 11.5%. Corporate obligations represented $28.3 million, or 23.4%, and equity securities accounted for the remaining $3.1 million, or 2.5%, of investment securities available for sale at June 30, 2003. All corporate obligations held at June 30, 2003, are investment grade with the largest exposure to any single creditor totaling $3.4 million.

Cash and cash equivalents decreased $5.6 million to $60.4 million at June 30, 2003, from $65.9 million at December 31, 2002, as funds were deployed in the aforementioned earning asset growth.

LIABILITIES. Total deposits increased $13.4 million, or 1.0%, from December 31, 2002, to $1.4 billion at June 30, 2003. Core deposits, consisting of checking, savings and money market accounts, grew by $44.3 million, or 5.6%, to $829.5 million, and accounted for 59.2% of total deposits at June 30, 2003. This compares with a core/total deposits ratio of 56.6% at December 31, 2002 and 54.5% at June 30, 2002. Certificates of deposit decreased by $30.8 million, or 5.1%, compared with year-end 2002, with decreases occurring primarily in one-year and shorter maturity categories.

Borrowed funds increased by $4.9 million, or 0.8%, to $601.6 million at June 30, 2003, from $596.7 million at December 31, 2002.

CAPITAL. The Company's stockholders' equity decreased $4.4 million, or 2.0%, to $216.8 million at June 30, 2003, from $221.2 million at December 31, 2002. The decrease in equity was a result of the repurchase of $12.6 million of the Company's common stock, cash dividends declared of $5.9 million and a decrease in net unrealized gains on securities available for sale of $710,000, partially offset by net income of $12.7 million for the six months ended June 30, 2003, the amortization of stock-based compensation and benefit plans and related tax benefits of $1.7 million, and proceeds from the exercise of stock options totaling $318,000. In February 2003, the Company authorized a 5% stock repurchase program. The Company repurchased 5,000 shares and 871,000 shares, respectively, during the three and six months ended June 30, 2003, at an average cost per share of $15.30 and $14.26, respectively. Stated and tangible book value per share at June 30, 2003, were $7.84 and $7.69, respectively.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and Total Risk-based Capital requirements. At June 30, 2003, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                            Required              Actual        Excess of Actual
                       -----------------    -----------------   Over Regulatory
                        Amount     Ratio     Amount     Ratio     Requirements
                       --------    -----    --------    -----   ----------------

Leverage Capital       $ 91,088     4.00%   $190,631     8.37%     $ 99,543
Risk-based Capital:
Tier 1                   43,668     4.00%    190,631    17.46%      146,963
Total                    87,336     8.00%    203,424    18.63%      116,088

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits; proceeds from principal and interest payments on loans and mortgage-backed securities ("MBS"); sales of loans, MBS and investments available for sale; maturities or calls of investment securities and short-term investments; and advances from the FHLB-NY and other borrowed funds. While maturities and scheduled amortization of loans and MBS are a predictable source of funds, deposit cash flows and mortgage prepayments are greatly influenced by general interest rates, competition, and economic conditions.

The most significant sources of funds for the first six months of 2003 were principal repayments and prepayments of loans and MBS totaling $342.0 million and $202.1 million, respectively. Other significant sources of funds for the six months ended June 30, 2003, were proceeds from sales of MBS available for sale totaling $94.6 million, sales, calls and maturities of investment securities available for sale of $38.3 million, proceeds from the sales of mortgage loans totaling $27.5 million and net deposit growth of $13.4 million. If necessary, the Company has additional borrowing capacity with FHLB-NY, including an available overnight line of credit of up to $50.0 million. At June 30, 2003, the Company had unpledged investment securities and MBS available for sale with a market value of $429.9 million.

The primary investing activities of the Company for the first six months of 2003 were the origination of loans totaling $366.9 million, purchases of MBS available for sale totaling $302.5 million, and purchases of investment securities available for sale totaling $43.6 million. Other significant uses of funds during the six months ended June 30, 2003, were $15.4 million in purchases of mortgage loans, $12.6 million in repurchases of the Company's common stock and $5.9 million in cash dividends paid.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

RESULTS OF OPERATIONS. Net income for the three and six months ended June 30, 2003, totaled $6.2 million and $12.7 million, respectively, versus net income of $5.6 million and $12.2 million, for the comparable 2002 periods. This represented increases of $636,000, or 11.4% and $585,000, or 4.8%, respectively, for the three and six months ended June 30, 2003, compared with 2002. For the quarter ended June 30, 2003, basic and diluted earnings per share were $0.23, representing increases of 21.6% and 21.9% over second quarter 2002 basic and diluted earnings per share of $0.19. For the six months ended June 30, 2003, basic and diluted earnings per share were $0.48 and $0.46, respectively, representing increases of 14.5% and 14.6% over basic and diluted earnings per share of $0.42 and $0.41, respectively, for the first six months of 2002.

Annualized return on average equity was 11.46% and 11.72% for the three and six months ended June 30, 2003, respectively, compared with 9.60% and 10.51% for the comparable 2002 periods. Annualized return on average assets was 1.09% and 1.12% for the three and six months ended June 30, 2003, respectively, compared with 0.99% and 1.10% for the three and six months ended June 30, 2002, respectively.

Prior year results were adversely affected by two events precipitated by alleged acts of fraud and/or misrepresentation. In June 2002, the Company recorded an impairment charge totaling $1.2 million, or $.04 per diluted share, net of tax, related to WorldCom, Inc. corporate bonds. In addition, the Company recorded a $1.1 million provision to the allowance for loan losses in the second quarter of 2002, the majority of which was due to a $1.4 million writedown of a $6.9 million participation loan to an insurance premium financing company. Both of these items were fully resolved in 2002.

CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION
 (Dollars in thousands)

                                                                         Three Months Ended June 30,
                                               -------------------------------------------------------------------------------
                                                                2003                                    2002
                                               --------------------------------------   --------------------------------------
                                                Average                      Average     Average                      Average
                                                Balance       Interest     Yield/Cost    Balance       Interest     Yield/Cost
                                               ----------    ----------    ----------   ----------    ----------    ----------
ASSETS
  Interest-earning assets:
   Federal funds sold .....................    $   48,682    $      145       1.19%     $   65,440    $      280       1.71%
   Investment securities available for
     sale (1) .............................       136,160         1,591       4.67         146,419         1,945       5.31
   Mortgage-backed securities available
     for sale .............................       753,728         7,168       3.80         683,610         8,989       5.26
                                               ----------    ----------                 ----------    ----------
     Total investments ....................       938,570         8,904       3.79         895,469        11,214       5.01

   Mortgage loans .........................     1,108,597        16,878       6.09       1,150,478        19,340       6.72
   Home equity loans ......................        62,354         1,047       6.72          70,602         1,291       7.31
   Home equity lines of credit ............        48,124           549       4.56          41,732           560       5.37
   Other loans ............................        13,537           179       5.29          18,339           327       7.13
                                               ----------    ----------                 ----------    ----------
     Total loans ..........................     1,232,612        18,653       6.05       1,281,151        21,518       6.72
                                               ----------    ----------                 ----------    ----------

  Total interest-earning assets ...........     2,171,182        27,557       5.08%      2,176,620        32,732       6.01%
                                                             ----------       ----                    ----------       ----
  Non-interest earning assets .............       102,679                                   62,023
                                               ----------                               ----------
        Total assets ......................    $2,273,861                               $2,238,643
                                               ==========                               ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
   NOW and money market accounts ..........    $  510,958    $    1,128       0.88%     $  467,196    $    2,086       1.79%
   Savings accounts .......................       234,916           606       1.03         202,113           932       1.84
   Certificates of deposit ................       579,438         3,827       2.64         633,188         5,330       3.37
                                               ----------    ----------                 ----------    ----------

     Total interest-bearing deposits ......     1,325,312         5,561       1.68       1,302,497         8,348       2.56

   Borrowed funds .........................       611,707         7,431       4.86         596,457         7,520       5.04
                                               ----------    ----------                 ----------    ----------
  Total interest-bearing liabilities ......     1,937,019        12,992       2.68       1,898,954        15,868       3.34
                                                             ----------       ----                    ----------       ----
  Non-interest bearing deposits ...........        76,732                                   68,059
  Other liabilities .......................        43,906                                   39,901
                                               ----------                               ----------
        Total liabilities .................     2,057,657                                2,006,914
  Stockholders' equity ....................       216,204                                  231,729
                                               ----------                               ----------
        Total liabilities and stockholders'
            equity ........................    $2,273,861                               $2,238,643
                                               ==========    ----------       ----      ==========    ----------       ----
Net interest income/interest rate spread ..                  $   14,565       2.40%                   $   16,864       2.67%
                                                             ==========       ====                    ==========       ====
Net interest-earning assets/net interest
   margin .................................    $  234,163                     2.68%     $  277,666                     3.10%
                                               ==========                     ====      ==========                     ====
Ratio of interest-earning assets
   to interest-bearing liabilities ........          1.12X                                    1.15X
                                               ==========                               ==========

(1) Includes FHLB-NY stock.

CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                           Six Months Ended June 30,
                                               -------------------------------------------------------------------------------
                                                                2003                                    2002
                                               --------------------------------------   --------------------------------------
                                                Average                      Average     Average                      Average
                                                Balance       Interest     Yield/Cost    Balance       Interest     Yield/Cost
                                               ----------    ----------    ----------   ----------    ----------    ----------
ASSETS
  Interest-earning assets:
   Federal funds sold .....................    $   41,518    $      246       1.19%    $   59,901     $      509      1.70%
   Investment securities available for
     sale (1) .............................       133,889         3,235       4.83        142,018          3,876      5.46
   Mortgage-backed securities available
     for sale .............................       762,568        15,011       3.94        662,343         16,550      5.00
                                               ----------    ----------                ----------     ----------
     Total investments ....................       937,975        18,492       3.94        864,262         20,935      4.84

   Mortgage loans .........................     1,106,193        34,230       6.19      1,139,676         38,499      6.76
   Home equity loans ......................        62,623         2,120       6.77         71,242          2,603      7.31
   Home equity lines of credit ............        48,201         1,112       4.61         41,168          1,106      5.37
   Other loans ............................        14,297           384       5.37         19,126            705      7.37
                                               ----------    ----------                ----------     ----------
     Total loans ..........................     1,231,314        37,846       6.15      1,271,212         42,913      6.75
                                               ----------    ----------                ----------     ----------

  Total interest-earning assets ...........     2,169,289        56,338       5.19%     2,135,474         63,848      5.98%
                                                             ----------       ----                    ----------      ----
  Non-interest earning assets .............        97,803                                  68,206
                                               ----------                              ----------
        Total assets ......................    $2,267,092                              $2,203,680
                                               ==========                              ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
   NOW and money market accounts ..........    $  501,033    $    2,464       0.98%    $  453,367     $    4,181      1.84%
   Savings accounts .......................       230,245         1,328       1.15        193,365          1,770      1.83
   Certificates of deposit ................       587,320         8,007       2.73        640,539         11,404      3.56
                                               ----------    ----------                ----------     ----------
     Total interest-bearing deposits ......     1,318,598        11,799       1.79      1,287,271         17,355      2.70

   Borrowed funds .........................       606,690        14,963       4.93        576,513         14,596      5.06
                                               ----------    ----------                ----------     ----------
  Total interest-bearing liabilities ......     1,925,288        26,762       2.78      1,863,784         31,951      3.43
                                                             ----------       ----                    ----------      ----
  Non-interest bearing deposits ...........        74,907                                  64,272
  Other liabilities .......................        49,428                                  44,215
                                               ----------                             -----------
        Total liabilities .................     2,049,623                               1,972,271
  Stockholders' equity ....................       217,469                                 231,409
                                               ----------                             -----------
        Total liabilities and stockholders'
            equity ........................    $2,267,092                              $2,203,680
                                               ==========    ----------       ----    ====== ====     ----------      ----
Net interest income/interest rate spread ..                  $   29,576       2.41%                   $   31,897      2.55%
                                                             ==========       ====                    ==========      ====
Net interest-earning assets/net interest
   margin .................................    $  244,001                     2.73%    $  271,690                     2.99%
                                               ==========                     ====     ==========                     ====
Ratio of interest-earning assets
   to interest-bearing liabilities ........          1.13X                                   1.15X
                                               ==========                              ==========

(1) Includes FHLB-NY stock.

INTEREST INCOME. Interest income decreased $5.2 million, or 15.8%, and $7.5 million, or 11.8%, for the three and six months ended June 30, 2003, respectively, from the same periods in 2002. The decline in interest income was primarily attributable to the historically low interest rate environment experienced over the past year.

Interest on loans decreased $2.9 million, or 13.3%, and $5.1 million, or 11.8%, to $18.7 million and $37.8 million for the three and six months ended June 30, 2003, respectively, compared to $21.5 million and $42.9 million for the same periods in 2002. The average balance of the loan portfolio for the three month period ended June 30, 2003, decreased $48.5 million to $1.2 billion from 2002, while the average yield on the portfolio decreased to 6.05% for the three months ended June 30, 2003, from 6.72% for the same period in 2002. The average balance of the loan portfolio for the six month period ended June 30, 2003, decreased $39.9 million to $1.2 billion from 2002, while the average yield on the portfolio decreased to 6.15% for the six months ended June 30, 2003, from 6.75% for the same period in 2002.

Interest on securities decreased $2.3 million, or 20.6% and $2.4 million, or 11.7%, to $8.9 million and $18.5 million for the three and six months ended June 30, 2003, compared to $11.2 million and $20.9 million for the same periods in 2002. The average balance of the investment, FHLB stock and MBS available for sale portfolios totaled $938.6 million, with an annualized yield of 3.79% for the three months ended June 30, 2003, compared with an average balance of $895.5 million with an annualized yield of 5.01% for the three months ended June 30, 2002. For the first half of 2003, the average balance of the investment, FHLB stock and MBS available for sale portfolios totaled $938.0 million, with an annualized yield of 3.94%, compared to an average balance of $864.3 million with an annualized yield of 4.84% for the six months ended June 30, 2002. The Company has adopted what it believes is a prudent strategy in the current low interest rate environment of reducing the duration of the securities portfolio while carefully managing the risk of extending maturities should rates begin to rise.

INTEREST EXPENSE. Interest expense decreased $2.9 million, or 18.1%, to $13.0 million for the three months ended June 30, 2003, compared to $15.9 million for the same period in 2002. For the six months ended June 30, 2003, interest expense decreased $5.2 million, or 16.2%, to $26.8 million versus $32.0 million for the comparable 2002 period. The decrease in interest expense was primarily attributable to reductions in rates paid on time and core deposits, as well as growth in lower-costing core accounts and managed run-off in higher costing certificates of deposit.

Interest expense on deposits decreased $2.8 million, or 33.4%, to $5.6 million for the three months ended June 30, 2003, compared to $8.3 million for the same period in 2002. The average balance of interest-bearing core deposits increased $76.6 million, or 11.4%, for the quarter ended June 30, 2003, compared with the same period in 2002, while the average rate paid on these deposits decreased 87 basis points to 0.93%. Average non-interest bearing deposits grew $8.7 million, or 12.7%, to $76.7 million for the second quarter of 2003 compared with 2002. The average balance of certificates of deposit declined $53.8 million, or 8.5%, for the three months ended June 30, 2003, compared with the same period in 2002, while the average rate paid on certificates decreased 73 basis points to 2.64%.

For the first half of 2003, interest expense on deposits decreased $5.6 million, or 32.0%, to $11.8 million, compared to $17.4 million for the same period in 2002. For the year-to-date, the average balance of interest-bearing core deposits increased $84.5 million, or 13.1%, compared with the same period in 2002, while the average rate paid on these deposits decreased 80 basis points to 1.04%. Average non-interest bearing deposits grew $10.6 million, or 16.5%, to $74.9 million for the first half of 2003 compared with the same period in 2002. The average balance of certificates of deposit declined $53.2 million, or 8.3%, for the six months ended June 30, 2003, compared with the same period in 2002, while the average rate paid on certificates decreased 83 basis points to 2.73%.

Interest on borrowed funds for the three and six months ended June 30, 2003, decreased $89,000 and increased $367,000, respectively, to $7.4 million and $15.0 million, compared to $7.5 million and $14.6 million for the same respective periods in 2002. The average balance of borrowed funds for the three months ended June 30, 2003, increased to $611.7 million, from $596.5 million for the same period in 2002. The average interest rate paid on borrowed funds was 4.86% for the three months ended June 30, 2003, compared with 5.04% for the same period in 2002. The average balance of borrowed funds for the six months ended June 30, 2003, increased to $606.7 million, from $576.5 million for the same period in 2002. The average interest rate paid on borrowed funds was 4.93% for the six months ended June 30, 2003, compared with 5.06% for the same period in 2002. During the three and six months ended June 30, 2003, the Company modified $25 million and $75 million, respectively, in borrowings with the FHLB-NY, extending terms and reducing the interest rates. At June 30, 2003, the Company had an additional $50 million in borrowings with a weighted average interest rate of 4.77% scheduled to mature in 2003.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $2.3 million, or 13.6% and 7.3%, respectively, to $14.6 million and $29.6 million for the three and six months ended June 30, 2003, compared to $16.9 million and $31.9 million for the same periods in 2002. The increase was due to the changes in interest income and interest expense described previously.

The interest rate spread decreased 27 basis points to 2.40% for the three months ended June 30, 2003, compared with 2.67% for the same period in 2002. For the three months ended June 30, the average earning asset yield declined to 5.08% for 2003, from 6.01% for 2002, while the average cost of interest-bearing liabilities declined to 2.68% for 2003, from 3.34% for 2002. For the six months ended June 30, 2003, the interest rate spread decreased 14 basis points to 2.41% compared with 2.55% for the same period in 2002. The average earning asset yield was 5.19% for the first half of 2003, compared with 5.98% for the first six months of 2002, while the average cost of interest-bearing liabilities fell to 2.78% from 3.43% for the same respective periods.

The net interest margin declined 42 basis points to 2.68% for the second quarter of 2003, from 3.10% for the quarter ended June 30, 2002, and nine basis points sequentially, from 2.77% for the first quarter of 2003. For the year-to-date, net interest margin declined 26 basis points to 2.73%, compared with 2.99% for the six months ended June 30, 2002.

PROVISION FOR LOAN LOSSES. The Company did not record a provision for loan losses during the three and six months ended June 30, 2003, compared to $1.1 million and $1.2 million for the same periods in 2002, as a result of a reduction in loan portfolio size and improvements in asset quality. Total non-performing assets decreased to $1.4 million at June 30, 2003, from $1.8 million at December 31, 2002 and $7.8 million at June 30, 2002. The allowance for loan losses as a percentage of total loans was 1.04% at June 30, 2003 and December 31, 2002. In management's opinion, the allowance for loan losses, totaling $12.8 million at June 30, 2003, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

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

(dollars in thousands)                           June 30,   Mar. 31,  Dec. 31,   Sept. 30,   June 30,
                                                   2003      2003       2002       2002       2002
                                                 -------    -------   -------    --------    -------
Non-accrual mortgage loans ..................    $1,291     $1,082     $1,511     $2,297     $1,875
Non-accrual other loans .....................         6         43         30         --      5,552
                                                 ------     ------     ------     ------     ------
   Total non-accrual loans ..................     1,297      1,125      1,541      2,297      7,427
Loans 90 days or more delinquent and
     still accruing .........................        64        294        223        440         80
                                                 ------     ------     ------     ------     ------
Total non-performing loans ..................     1,361      1,419      1,764      2,737      7,507
Non-accrual investments (WorldCom, Inc.
     corporate bonds) .......................        --         --         --        300        300
Total foreclosed real estate, net of related
     allowance ..............................        50         --         72        100         --
                                                 ------     ------     ------     ------     ------
Total non-performing assets .................    $1,411     $1,419     $1,836     $3,137     $7,807
                                                 ======     ======     ======     ======     ======
Non-performing loans to loans receivable, net      0.11%      0.12%      0.15%      0.22%      0.59%
Non-performing assets to total assets .......      0.06%      0.06%      0.08%      0.14%      0.35%

NON-INTEREST INCOME. Non-interest income increased $2.5 million, to $2.3 million, for the three months ended June 30, 2003, compared to the same period in 2002. For the six months ended June 30, 2003, non-interest income increased $2.9 million, to $4.8 million, compared to the same period in 2002. Net gains on sales of loans and securities totaling $633,000 and $1.5 million were realized during the three and six months ended June 30, 2003, respectively, compared with net losses of $1.6 million and $1.5 million, respectively, for the comparable 2002 periods. In 2003, the Company recognized gains on the sales of higher-coupon MBS that demonstrated a significant propensity to prepay, as well as several corporate debt obligations that had attained their price target. Prior year results included a $1.8 million pre-tax impairment charge recorded on WorldCom, Inc. corporate bonds.

In addition, fee and service charge income increased $283,000 and decreased $69,000 for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. Current year fee and service charge income benefited from core deposit growth and increased fee levels implemented in July of 2002. Prior year income included approximately $600,000 in prepayment fee income attributable to a single large commercial real estate loan earned during the first quarter of 2002.

NON-INTEREST EXPENSE. Non-interest expense for the three and six months ended June 30, 2003, increased $240,000 and $753,000, or 3.3% and 5.2%, respectively, to $7.6 million and $15.1 million, compared to $7.3 million and $14.4 million for the same periods in 2002. The increase was primarily attributable to compensation and benefits expense, which increased $246,000 and $593,000, or 5.9% and 7.3%, respectively, to $4.4 million and $8.7 million for the three and six months ended June 30, 2003, primarily as a result of increased healthcare, pension and ESOP costs. Effective August 1, 2003, the Company has adopted changes to its pension plan which will reduce the retirement benefit and close the plan to new participants hired on or after that date. As a result of this amendment, pension expense for the remainder of 2003 is projected to decline by $236,000 compared with the first half of the year.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2003).

Item 4.  CONTROLS AND PROCEDURES.

        a.) Evaluation of disclosure controls and procedures.
            -------------------------------------------------
            Christopher Martin, the Company's Chief Executive Officer, and Thomas M. Lyons, the Company's Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2003. Based upon their evaluation, they each found the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        b.) Changes in internal controls.
            -----------------------------
            There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.   CHANGES IN SECURITIES.
          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          The Annual Meeting of Stockholders was held on April 28, 2003. The following proposals were voted on by the stockholders:

                                                                       Withhold/
                                               For         Against      Abstain
                                               ---         -------     ---------
          1.   Election of directors
                 Christopher Martin         22,198,062       --         187,269
                 Keith H. McLaughlin        22,200,779       --         184,552
                 Philip T. Ruegger, Jr.     22,198,537       --         186,794

          2.   The approval of the First
               Sentinel Bancorp, Inc.
               2003 Key Employee Equity
               Compensation Plan            21,201,276    1,090,242      93,813

          3.   The ratification of KPMG
               LLP as the independent
               auditors of the Company
               for the year ended
               December 31, 2003.           22,089,797      270,679      24,855

Item 5.   OTHER INFORMATION.
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.)  Exhibits
               --------

          ----------------------------------------------------------------------------------------
               Exhibit
               Number                            Description                          Reference
          ----------------------------------------------------------------------------------------
                 3.1     Certificate of Incorporation of First Sentinel Bancorp,         (a)
                         Inc.
                 3.2     Bylaws of First Sentinel Bancorp, Inc.                          (b)
                  4      Stock certificate of First Sentinel Bancorp, Inc.               (a)
                 10      First Sentinel Bancorp, Inc. 2003 Key Employee Equity           (c)
                         Compensation Plan
                 11      Statement re: Computation of Ratios                            Page 8
                31.1     Certification of Chief Executive Officer                    Filed herein
                31.2     Certification of Chief Financial Officer                    Filed herein
                32.1     Statement of Chief Executive Officer furnished pursuant to   Furnished
                         Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.       herein
                         Section 1350*
                32.2     Statement of Chief Financial Officer furnished pursuant to   Furnished
                         Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.       herein
                         Section 1350*
          ----------------------------------------------------------------------------------------

* Pursuant to SEC rules,  this  exhibit will not be deemed filed for purposes of
Section 18 of the Exchange Act or otherwise be subject to the liability of that section.

(a) Previously filed and incorporated herein by reference to the Registration Statement on Form S-1 and exhibits thereto of First Sentinel Bancorp, Inc. (formerly First Source Bancorp, Inc.), and any amendments or supplements thereto filed with the SEC on December 19, 1997 and amended on February 9, 1998, SEC File No. 333-42757.

(b) Previously filed and incorporated herein by reference to the December 31, 2002 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. filed with the SEC on March 31, 2003, SEC File No. 000-23809.

(c) Previously filed and incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting of Stockholders of First Sentinel Bancorp, Inc. filed with the SEC on March 28, 2003, SEC File No. 000-23809.



          b.)  Reports on Form 8 - K
               ---------------------

          On April 25, 2003, the Company furnished a Current Report on Form 8-K reporting its earnings for the three months ended March 31, 2003.

          On April 28, 2003, the Company filed a Current Report on Form 8-K including the text of a financial presentation regarding the state of the Company made at the April 28, 2003, Annual Meeting of Stockholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST SENTINEL BANCORP, INC.




Date:  August 14, 2003              By:   /s/ CHRISTOPHER MARTIN
                                          ----------------------
                                          Christopher Martin
                                          President and Chief Executive Officer


Date:  August 14, 2003              By:   /s/ THOMAS M. LYONS
                                          -------------------
                                          Thomas M. Lyons
                                          Executive Vice President and
                                          Chief Financial Officer