Form 10-Q
period 2003-09-30
FIRST SENTINEL BANCORP INC
filed 2003-11-14
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended .............................  SEPTEMBER 30, 2003

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

Yes     X      No          .
     -------      ---------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X      No          .
     -------      ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               CLASS                         OUTSTANDING AT NOVEMBER 1, 2003
----------------------------------       ---------------------------------------
            Common Stock                            27,651,463 shares

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                      PAGE #
PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of September 30, 2003 and
                December 31, 2002                                                                       3

                Consolidated Statements of Income for the three and nine months ended September
                30, 2003 and 2002                                                                       4

                Consolidated Statements of Stockholders' Equity for the nine months ended
                September 30, 2003 and 2002                                                             5

                Consolidated Statements of Cash Flows for the nine months ended September 30,
                2003 and 2002                                                                           6

                Notes to Consolidated Financial Statements                                              7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                             10

Item 3.         Quantitative and Qualitative Disclosure About Market Risk                              18

Item 4.         Controls and Procedures                                                                18

PART II.        OTHER INFORMATION                                                                      18

                SIGNATURES                                                                             20

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data) (Unaudited)
                                                                                         September 30,         December 31,
                                                                                             2003                  2002
                                                                                        ----------------       --------------
ASSETS
Cash and due from banks ............................................................    $        22,472        $      21,695
Federal funds sold .................................................................             33,400               44,250
                                                                                        ----------------       --------------
     Total cash and cash equivalents ...............................................             55,872               65,945
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost ........................             21,328               20,835
Investment securities available for sale ...........................................            123,019              114,219
Mortgage-backed securities available for sale ......................................            781,703              790,562
Loans held for sale, net ...........................................................              2,093                  563
Loans receivable, net ..............................................................          1,200,280            1,200,647
Interest and dividends receivable ..................................................              9,655               11,055
Premises and equipment, net ........................................................             16,063               15,882
Core deposit intangibles ...........................................................              3,939                4,568
Other assets .......................................................................             31,178               32,758
                                                                                        ----------------       --------------
     Total assets ..................................................................    $     2,245,130        $   2,257,034
                                                                                        ================       ==============

-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ...........................................................................    $     1,386,215        $   1,387,986
Borrowed funds .....................................................................            591,542              596,663
Advances by borrowers for taxes and insurance ......................................              9,065                9,615
Other liabilities ..................................................................             16,045               16,570
                                                                                        ----------------       --------------
    Total liabilities ..............................................................          2,002,867            2,010,834
                                                                                        ----------------       --------------
Company-obligated mandatorily redeemable preferred capital securities of a
    subsidiary trust holding solely junior subordinated debentures of the Company ..             25,000               25,000
                                                                                        ----------------       --------------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares; none issued and outstanding .........                 --                   --
Common Stock, $.01 par value, 85,000,000 shares authorized;
     43,106,742 and 27,650,963 shares issued and outstanding at 9/30/03 and
     43,106,742 and 28,422,028 shares issued and outstanding at 12/31/02 ...........                430                  430
Paid-in capital ....................................................................            204,014              203,229
Retained earnings ..................................................................            173,436              163,681
Accumulated other comprehensive income .............................................              5,041                9,776
Treasury stock (15,331,125 and 14,586,591 shares at 9/30/03 and 12/31/02,
    respectively) ..................................................................           (156,627)            (145,480)
Common stock acquired by the Employee Stock Ownership Plan (ESOP) ..................             (8,715)              (9,404)
Common stock acquired by the Recognition and Retention Plan (RRP) ..................               (316)              (1,032)
                                                                                        ----------------       --------------
     Total stockholders' equity ....................................................            217,263              221,200
                                                                                        ----------------       --------------
     Total liabilities and stockholders' equity ....................................    $     2,245,130        $   2,257,034
                                                                                        ================       ==============

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)
                                                                         Three months ended                  Nine months ended
                                                                            September 30,                     September 30,
                                                                    -----------------------------     -----------------------------
                                                                       2003              2002             2003              2002
                                                                    ------------     ------------     ------------     ------------
INTEREST INCOME:

  Loans .........................................................   $     17,805     $     21,302     $     55,651     $     64,215
  Investment and mortgage-backed securities
    available for sale ..........................................          8,618           10,784           27,110           31,719
                                                                    ------------     ------------     ------------     ------------
      Total interest income .....................................         26,423           32,086           82,761           95,934
                                                                    ------------     ------------     ------------     ------------
INTEREST EXPENSE:
  Deposits:
    NOW and money market demand .................................          1,079            1,918            3,543            6,099
    Savings .....................................................            475              952            1,803            2,722
    Certificates of deposit .....................................          3,465            5,050           11,472           16,454
                                                                    ------------     ------------     ------------     ------------
      Total interest expense - deposits .........................          5,019            7,920           16,818           25,275
  Borrowed funds ................................................          6,944            7,691           21,907           22,287
                                                                    ------------     ------------     ------------     ------------
      Total interest expense ....................................         11,963           15,611           38,725           47,562
                                                                    ------------     ------------     ------------     ------------
      Net interest income .......................................         14,460           16,475           44,036           48,372
  Provision for loan losses .....................................             --              105               --            1,310
                                                                    ------------     ------------     ------------     ------------
      Net interest income after provision for loan losses .......         14,460           16,370           44,036           47,062
                                                                    ------------     ------------     ------------     ------------
NON-INTEREST INCOME:
  Fees and service charges ......................................          1,141              992            3,171            3,091
  Net gain (loss) on sales of loans and securities
    available for sale ..........................................            276            1,349            1,802             (122)
  Income on Bank Owned Life Insurance (BOLI) ....................            412              338            1,195            1,157
  Other, net ....................................................             39              158              472              536
                                                                    ------------     ------------     ------------     ------------
  Total non-interest income .....................................          1,868            2,837            6,640            4,662
                                                                    ------------     ------------     ------------     ------------
NON-INTEREST EXPENSE:
  Compensation and benefits .....................................          4,188            4,281           12,908           12,408
  Occupancy .....................................................            596              592            1,829            1,695
  Equipment .....................................................            390              451            1,227            1,290
  Advertising ...................................................            134              221              672              754
  Federal deposit insurance .....................................             57               58              171              176
  Amortization of core deposit intangibles ......................            210              210              629              633
  Distributions on preferred capital securities .................            464              495            1,408            1,484
  General and administrative ....................................          1,099            1,151            3,413            3,385
                                                                    ------------     ------------     ------------     ------------
     Total non-interest expense .................................          7,138            7,459           22,257           21,825
                                                                    ------------     ------------     ------------     ------------
     Income before income tax expense ...........................          9,190           11,748           28,419           29,899
Income tax expense ..............................................          2,983            4,270            9,466           10,260
                                                                    ------------     ------------     ------------     ------------
     Net income .................................................   $      6,207     $      7,478     $     18,953     $     19,639
                                                                    ============     ============     ============     ============
Basic earnings per share ........................................   $       0.23     $       0.26     $       0.71     $       0.68
                                                                    ============     ============     ============     ============
Weighted average shares outstanding - Basic .....................     26,602,051       28,447,507       26,679,996       28,934,681
                                                                    ============     ============     ============     ============
Diluted earnings per share ......................................   $       0.23     $       0.26     $       0.69     $       0.66
                                                                    ============     ============     ============     ============
Weighted average shares outstanding - Diluted ...................     27,358,536       29,185,437       27,410,031       29,717,856
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


                                                                        Accumulated
                                                                           Other                   Common    Common      Total
                                                                          Compre-                  Stock      Stock     Stock-
                                          Common    Paid In   Retained    hensive     Treasury    Acquired  Acquired   holders'
                                          Stock     Capital   Earnings     Income       Stock     by ESOP    by RRP     Equity
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 2001 ..........      $430   $201,858   $148,463       $2,178  $(110,571)  $(10,321)  $(1,910)   $230,127
Net income for the nine months
   ended September 30, 2002 ...........        --         --     19,639           --         --         --        --      19,639
Cash dividends declared ($0.265) ......        --         --     (7,993)          --         --         --        --      (7,993)
Net change in unrealized gain/(loss)
   on securities available for sale ...        --         --         --        7,034         --         --        --       7,034
Purchases of treasury stock ...........        --         --         --           --    (26,028)        --        --     (26,028)
Exercise of stock options..............        --         --       (413)          --        636         --        --         223
Tax benefit on stock options and RRP ..        --        331         --           --         --         --        --         331
Purchase and retirement of common
   stock...............................        --       (108)        --           --         --         --        --        (108)
Amortization of RRP ...................        --         --         --           --         --         --       659         659
ESOP expense...........................        --        330         --           --         --        688        --       1,018
                                        ------------------------------------------------------------------------------------------

Balance at September 30, 2002..........      $430   $202,411   $159,696       $9,212  $(135,963)   $(9,633)  $(1,251)   $224,902
                                        ==========================================================================================


Balance at December 31, 2002 ..........      $430   $203,229   $163,681       $9,776  $(145,480)   $(9,404)  $(1,032)   $221,200
Net income for the nine months
   ended September 30, 2003 ...........        --         --     18,953           --         --         --        --      18,953
Cash dividends declared ($0.315) ......        --         --     (8,345)          --         --         --        --      (8,345)
Net change in unrealized gain/(loss)
   on securities available for sale ...        --         --         --       (4,735)        --         --        --      (4,735)
Purchases of treasury stock ...........        --         --         --           --    (12,429)        --        --     (12,429)
Exercise of stock options..............        --        (63)      (853)          --      1,282         --        --         366
Tax benefit on stock options and RRP ..        --        460         --           --         --         --        --         460
Purchase and retirement of common
   stock...............................        --       (177)        --           --         --         --        --        (177)
Amortization of RRP ...................        --         51         --           --         --         --       716         767
ESOP expense...........................        --        514         --           --         --        689        --       1,203
                                        ------------------------------------------------------------------------------------------

Balance at September 30, 2003..........      $430   $204,014   $173,436       $5,041  $(156,627)   $(8,715)    $(316)   $217,263
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

                                                                                                            Nine months ended
                                                                                                              September 30,
                                                                                                       ----------------------------
                                                                                                           2003            2002
                                                                                                       ------------    ------------
Cash flows from operating activities:
   Net income                                                                                          $     18,953    $     19,639
   ADJUSTMENTS  TO  RECONCILE  NET  INCOME  TO NET CASH  PROVIDED  BY  OPERATING ACTIVITIES:
   Depreciation of premises and equipment.........................................................            1,059           1,066
   Amortization of core deposit intangibles.......................................................              629             633
   ESOP expense ..................................................................................            1,203           1,018
   Amortization of RRP ...........................................................................              767             659
   Net amortization of premiums and accretion of discounts and deferred fees.... .................            5,413           2,815
   Provision for loan losses .....................................................................                -           1,310
   Loans originated for sale .....................................................................          (48,512)        (15,782)
   Proceeds from sales of mortgage loans held for sale ...........................................           47,056          19,327
   Net (gain) loss on sales of loans and securities available for sale............................           (1,802)            122
   Net (gain) loss on sales of real estate owned..................................................              (79)             10
   Income on BOLI.................................................................................           (1,195)         (1,157)
   Decrease in interest and dividends receivable..................................................            1,400             767
   Tax benefit on stock options and RRP...........................................................              460             331
   Increase in other liabilities..................................................................            2,010           6,626
   Decrease in other assets ......................................................................            2,703           3,267
                                                                                                       ------------    ------------
         Net cash provided by operating activities ...............................................           30,065          40,651
                                                                                                       ------------    ------------
Cash flows from investing activities:
   Proceeds from sales/calls/maturities of investment securities available for sale ..............           59,687          44,779
   Purchases of investment securities available for sale .........................................          (67,709)        (54,051)
   Purchase of FHLB-NY stock .....................................................................             (493)           (595)
   Proceeds from sales of mortgage-backed securities available for sale ..........................          127,442         152,433
   Principal payments on mortgage-backed securities ..............................................          335,451         181,962
   Purchases of mortgage-backed securities available for sale ....................................         (466,367)       (419,561)
   Principal repayments on loans .................................................................          553,152         472,697
   Origination of loans ..........................................................................         (530,934)       (446,978)
   Purchases of mortgage loans ...................................................................          (21,335)        (26,483)
   Proceeds from sale of real estate owned .......................................................              235             129
   Purchases of premises and equipment ...........................................................           (1,240)           (636)
                                                                                                       ------------    ------------
          Net cash used in investing activities ..................................................          (12,111)        (96,304)
                                                                                                       ------------    ------------
Cash flows from financing activities:
   Purchase of treasury stock ....................................................................          (12,429)        (26,028)
   Purchase and retirement of common stock .......................................................             (177)           (108)
   Stock options exercised .......................................................................              366             223
   Cash dividends paid ...........................................................................           (8,345)         (7,993)
   Net (decrease) increase in deposits ...........................................................           (1,771)         61,803
   Proceeds from borrowed funds ..................................................................           55,000         117,000
   Repayment of  borrowed funds ..................................................................          (60,121)        (61,112)
   Net (decrease) increase in advances by borrowers for taxes and insurance.... ..................             (550)            181
                                                                                                       ------------    ------------
            Net cash (used in) provided by financing activities ..................................          (28,027)         83,966
                                                                                                       ------------    ------------
            Net (decrease) increase in cash and cash equivalents .................................          (10,073)         28,313
Cash and cash equivalents at beginning of period .................................................           65,945          53,875
                                                                                                       ------------    ------------
Cash and cash equivalents at end of period .......................................................     $     55,872    $     82,188
                                                                                                       ============    ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest ..................................................................................     $     39,541    $     47,505
       Income taxes ..............................................................................            5,300           3,147
   Non cash investing and financing activities for the period:
        Transfer of loans to real estate owned ...................................................     $         84    $        197

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

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2003.

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

                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
                                               --------------------------------   --------------------------------
                                                    2003              2002             2003              2002
                                               --------------    --------------   --------------    --------------
Net income, as reported                        $        6,207    $        7,478   $       18,953    $       19,639
Add:

   Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects
     (RRP awards)                                         166               143              499               428
Deduct:

   Total stock-based  employee
     compensation expense determined
     under fair value based method for all
     options and RRP awards, net of
     related tax effects                                  173               332              517               996
                                               --------------    --------------   --------------    --------------
Pro forma net income                           $        6,200    $        7,289   $       18,935    $       19,071
                                               ==============    ==============   ==============    ==============

Net income per common share:
   Basic - as reported                         $         0.23    $         0.26   $         0.71    $         0.68
                                               ==============    ==============   ==============    ==============
   Basic - pro forma                           $         0.23    $         0.26   $         0.71    $         0.66
                                               ==============    ==============   ==============    ==============
   Diluted - as reported                       $         0.23    $         0.26   $         0.69    $         0.66
                                               ==============    ==============   ==============    ==============
   Diluted - pro forma                         $         0.23    $         0.25   $         0.69    $         0.64
                                               ==============    ==============   ==============    ==============

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

Calculation of Basic and Diluted Earnings Per Share
--------------------------------------------------------
(dollars in thousands, except per share data)

                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
                                               --------------------------------   --------------------------------
                                                    2003              2002             2003              2002
                                               --------------    --------------   --------------    --------------
Net income                                     $        6,207    $        7,478   $       18,953    $       19,639
                                               ==============    ==============   ==============    ==============

Basic weighted-average common shares
     outstanding                                   26,602,051        28,447,507       26,679,996        28,934,681
Plus: Dilutive stock options and awards               756,485           737,930          730,035           783,175
                                               --------------    --------------   --------------    --------------
Diluted weighted-average common
     shares outstanding                            27,358,536        29,185,437       27,410,031        29,717,856
                                               ==============    ==============   ==============    ==============

Net income per common share:
   Basic                                       $         0.23    $         0.26   $         0.71    $         0.68
                                               ==============    ==============   ==============    ==============
   Diluted                                     $         0.23    $         0.26   $         0.69    $         0.66
                                               ==============    ==============   ==============    ==============



(2)  DIVIDENDS

Based upon current operating results, the Company declared a cash dividend of $0.105 per share on July 23, 2003, payable August 29, 2003, to stockholders of record on August 15, 2003.

(3)  COMMITMENTS AND CONTINGENCIES

At September 30, 2003, the Company had the following commitments: (i) to originate loans of $150.1 million; (ii) unused home equity lines of credit of $74.2 million; (iii) unused commercial lines of credit of $14.7 million; (iv) unused construction lines of credit of $87.1 million; and (v) letters of credit outstanding totaling $1.5 million. Further, certificates of deposits which are scheduled to mature and/or rollover in one year or less, totaled $409.1 million at September 30, 2003.


(4)  ALLOWANCE FOR LOAN LOSSES


The following table presents the activity in the allowance for loan losses (in thousands):

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                  2003                 2002
                                             --------------       -------------
Balance at beginning of period               $      12,830        $      12,932
Provision charged to operations                         --                1,310
Charge-offs, net of recoveries                         (46)              (1,405)
                                             -------------        -------------
Balance at end of period                     $      12,784        $      12,837
                                             =============        =============

(5)  COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $2.0 million and
$8.3  million  for  the  three  months  ended   September  30,  2003  and  2002,
respectively. For the nine months ended September 30, 2003 and 2002, comprehensive income totaled $14.2 million and $26.7 million, respectively.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises no later than the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

On October 9, 2003, the effective date was deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 established standards for how entities classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. In the Company's earnings release issued October 22, 2003, the "Preferred capital securities" were reported as a liability in the Company's consolidated statements of financial condition, and the distributions on these trust preferred securities on and after July 1, 2003, were included as interest expense in accordance with the provisions of SFAS No. 150 in effect at that date. Subsequent to the earnings release, but prior to the filing of these financial statements, the FASB voted to defer indefinitely the provisions of SFAS No. 150 with respect to the financial reporting for trust preferred securities. Accordingly $464,000 of distributions on preferred capital securities for the three months ended September 30, 2003, which were classified as interest expense in the October 22, 2003, earnings release have been reported in these financial statements as non-interest expense. Also, these trust preferred securities are reported in the mezzanine (between liabilities and equity) in the accompanying consolidated statements of financial condition. This reporting is consistent with the Company's previous quarterly and annual financial reporting.

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

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

Statements contained in this report that are not historical fact are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may be characterized as
management's   intentions,   hopes,   beliefs,   expectations,   projections  or
predictions of the future. It is important to note that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Factors that could cause future results to vary materially from current expectations include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, real estate values, loan loss provisions, competition, customer retention, changes in accounting principles, policies or guidelines and legislative and regulatory changes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2002, as supplemented by the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, and this report, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

ASSETS. Total assets decreased $11.9 million from December 31, 2002, to $2.2 billion at September 30, 2003. The change in assets consisted primarily of decreases in federal funds sold and mortgage-backed securities ("MBS") available for sale, partially offset by increases in investment securities available for sale and loans held for sale.

Federal funds sold decreased $10.9 million to $33.4 million at September 30, 2003, from $44.3 million at December 31, 2002, as balances were deployed into higher-yielding assets and used to reduce outstanding borrowings.

MBS available for sale decreased $8.9 million to $781.7 million at September 30, 2003, from $790.6 million at December 31, 2002. For the nine months ended September 30, 2003, purchases of MBS available for sale totaled $466.4 million, while principal repayments totaled $335.5 million and sales totaled $126.1
million.   During  the  nine
months ended September 30, 2003, the Company experienced high levels of principal repayments on MBS, reflecting the historically low interest rate environment and resultant strong mortgage loan refinance activity. Prepayment levels are expected to decline during the fourth quarter of 2003, as longer-term interest rates have risen and refinance activity has slowed.

Investment securities available for sale increased $8.8 million, or 7.7%, to $123.0 million as of September 30, 2003, from $114.2 million at December 31, 2002. For the nine months ended September 30, 2003, purchases of investment securities available for sale totaled $67.7 million, while sales, calls and maturities totaled $59.3 million. Purchases consisted primarily of debt securities issued by U.S. corporations and government-sponsored agencies. At September 30, 2003, U.S. government and agency obligations totaled $78.2 million, or 63.6%, of investment securities available for sale, while state and municipal obligations accounted for another $13.7 million, or 11.1%. Corporate obligations represented $27.6 million, or 22.4%, and equity securities accounted for the remaining $3.5 million, or 2.9%, of investment securities available for sale at September 30, 2003. All corporate obligations held at September 30, 2003, are investment grade with the largest exposure to any single creditor totaling $3.0 million.

Net loans, including loans held for sale, increased $1.2 million from December 31, 2002, to $1.2 billion at September 30, 2003. Of the total loan portfolio at September 30, 2003, 1-4 family mortgage loans comprised 65.0%, home equity loans represented 9.2%, commercial real estate, multi-family and construction loans comprised 24.8%, and other consumer loans accounted for 1.0%.

Total loan originations for the nine months ended September 30, 2003, were $579.4 million, compared to $462.8 million for the same period in 2002. Fixed-rate, 1-4 family first mortgage loan originations totaled $209.7 million, or 36.2% of production, while adjustable-rate, 1-4 family first mortgage loans accounted for $108.4 million, or 18.7%, of total originations for the first nine months of 2003. Also during the first nine months of 2003, consumer loan originations, consisting primarily of home equity loans and credit lines, totaled $129.9 million, or 22.4% of total originations. During the same period, construction lending totaled $98.7 million, or 17.0% of total originations, while commercial real estate, commercial and multi-family loan originations totaled $32.9 million, or 5.7%. In addition, the Company purchased $21.3 million of primarily adjustable-rate, single-family first mortgage loans through correspondents during the nine months ended September 30, 2003. Purchased loans are re-underwritten by the Company and are extended at rates higher than those currently offered by the Company.

Repayment of principal on loans totaled $553.2 million for the nine months ended September 30, 2003, compared to $472.7 million for the same period in 2002. In addition, the Company sold $47.0 million of primarily 30-year, fixed-rate, 1-4 family mortgage loans during the first nine months of 2003 as part of its on-going interest rate risk management process. While management intends to continue to actively seek to originate loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates, competition and other economic factors outside of the control of the Company. At September 30, 2003, the loan pipeline, consisting of loan applications in the process of approval, totaled $150.1 million, including $46.7 million of accepted construction and non-residential loan commitments.

LIABILITIES. Total deposits decreased $1.8 million from December 31, 2002, to $1.4 billion at September 30, 2003. Core deposits, consisting of checking, savings and money market accounts, grew by $46.1 million, or 5.9%, to $831.4 million, and accounted for 60.0% of total deposits at September 30, 2003. This compares with a core to total deposits ratio of 56.6% at December 31, 2002 and 55.1% at September 30, 2002. Certificates of deposit decreased by $47.9 million, or 7.9%, compared with year-end 2002, with decreases occurring primarily in one-year and shorter maturity categories.

Borrowed funds decreased by $5.1 million, or 0.9%, to $591.5 million at September 30, 2003, from $596.7 million at December 31, 2002.

CAPITAL. The Company's stockholders' equity decreased $3.9 million, or 1.8%, to $217.3 million at September 30, 2003, from $221.2 million at December 31, 2002. The decrease in equity was a result of the repurchase of $12.6 million of the Company's common stock, cash dividends declared of $8.3 million and a decrease in net unrealized gains on securities available for sale of $4.7 million, partially offset by net income of $19.0 million for the nine months ended September 30, 2003, the amortization of stock-based compensation and benefit plans and related tax benefits of $2.4 million, and proceeds from the exercise of stock options totaling $366,000. In February 2003, the Company authorized a 5% stock repurchase program. The Company repurchased 871,000 shares during the nine months ended September 30, 2003, at an average cost per share of $14.26. There were no share repurchases in the quarter ended September 30, 2003. Stated and tangible book value per share at September 30, 2003, were $7.86 and $7.71, respectively.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and Total Risk-based Capital requirements. At September 30, 2003, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                                Required                   Actual                  Excess of Actual
                          ----------------------    ----------------------         Over Regulatory
                             Amount      Ratio         Amount      Ratio               Requirements
                          ----------- ----------    ----------- ----------       ---------------------
Leverage Capital             $89,543    4.00%         $198,201     8.85%                $108,658
Risk-based Capital:
Tier 1                        44,357    4.00           198,201    17.87                  153,844
Total                         88,714    8.00           210,985    19.03                  122,271

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

The most significant sources of funds for the first nine months of 2003 were principal repayments and prepayments of loans and MBS totaling $553.2 million and $335.5 million, respectively. Other significant sources of funds for the nine months ended September 30, 2003, were proceeds from sales of MBS available for sale totaling $127.4 million, sales, calls and maturities of investment securities available for sale of $59.7 million, proceeds from the sales of mortgage loans totaling $47.1 million and new borrowings of $55.0 million. If necessary, the Company has additional borrowing capacity with FHLB-NY, including an available overnight line of credit of up to $50.0 million. At September 30, 2003, the Company had unpledged investment securities and MBS available for sale with a market value of $410.3 million.

The Company's primary uses of funds for the first nine months of 2003 were the origination of loans totaling $579.4 million, purchases of MBS available for sale totaling $466.4 million, purchases of investment securities available for sale totaling $67.7 million and repayments of borrowings totaling $60.1 million. Other significant uses of funds during the nine months ended September 30, 2003, were $21.3 million in purchases of mortgage loans, $12.6 million in repurchases of the Company's common stock and $8.3 million in cash dividends paid.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

RESULTS OF OPERATIONS. Net income for the three and nine months ended September 30, 2003, totaled $6.2 million and $19.0 million, respectively, versus net income of $7.5 million and $19.6 million, for the comparable 2002 periods. This represented decreases of $1.3 million, or 17.0% and $686,000, or 3.5%, respectively, for the three and nine months ended September 30, 2003, compared with 2002. For the quarter ended September 30, 2003, basic and diluted earnings per share were $0.23, representing decreases of 11.2% and 11.5% over third quarter 2002 basic and diluted earnings per share of $0.26. For the nine months ended September 30, 2003, basic and diluted earnings per share were $0.71 and $0.69, respectively, representing increases of 4.7% and 4.6% over basic and diluted earnings per share of $0.68 and $0.66, respectively, for the first nine months of 2002.

Annualized return on average equity was 11.54% and 11.66% for the three and nine months ended September 30, 2003, respectively, compared with 13.01% and 11.34% for the comparable 2002 periods. Annualized return on average assets was 1.11% and 1.12% for the three and nine months ended September 30, 2003, respectively, compared with 1.33% and 1.18% for the three and nine months ended September 30, 2002, respectively.

CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION
 (Dollars in thousands)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------------------------------------------------
                                                               2003                                     2002
                                             ---------------------------------------  ------------------------------------------
                                               AVERAGE                    AVERAGE       AVERAGE                       AVERAGE
                                               BALANCE       INTEREST    YIELD/COST     BALANCE        INTEREST      YIELD/COST
                                             ---------------------------------------  ------------------------------------------
ASSETS
  Interest-earning assets:
   Federal funds sold ....................   $   30,079       $    72       0.96%      $   63,510       $   271         1.71%

   Investment securities available for
     sale (1).............................      139,706         1,616       4.63          135,742         1,692         4.99
   Mortgage-backed securities available
     for sale.............................      755,581         6,930       3.67          698,613         8,821         5.05
                                             ----------       -------                  ----------       -------
     Total investments ...................      925,366         8,618       3.73          897,865        10,784         4.80
                                             ----------       -------                  ----------       -------

   Mortgage loans.........................    1,108,842        16,128       5.82        1,143,387        19,284         6.75
   Home equity loans......................       60,802           982       6.46           68,032         1,246         7.33
   Home equity lines of credit............       49,320           533       4.32           44,162           575         5.21
   Other loans............................       10,916           162       5.94           15,004           197         5.25
                                             ----------       -------                  ----------       -------
     Total loans .........................    1,229,880        17,805       5.79        1,270,585        21,302         6.71
                                             ----------       -------                  ----------       -------

   Total interest-earning assets..........    2,155,246        26,423       4.90%       2,168,450        32,086         5.92%
                                                              -------       ----                        -------         ----
   Non-interest earning assets ...........       86,205                                    80,644
                                             ----------                                ----------
        Total assets                         $2,241,451                                $2,249,094
                                             ==========                                ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
   NOW and money market accounts .........   $  528,522       $ 1,079       0.82%      $  474,220       $ 1,918         1.62%
   Savings accounts ......................      224,665           475       0.85          205,308           952         1.85
   Certificates of deposit ...............      562,432         3,465       2.46          622,209         5,050         3.25
                                             ----------       -------                  ----------       -------
     Total interest-bearing deposits .....    1,315,619         5,019       1.53        1,301,737         7,920         2.43

   Borrowed funds ........................      583,146         6,944       4.76          601,758         7,691         5.11
                                             ----------       -------                  ----------       -------
   Total interest-bearing liabilities.....    1,898,765        11,963       2.52        1,903,495        15,611         3.28
                                                              -------       ----                        -------         ----
   Non-interest bearing deposits .........       76,263                                    69,186
   Other liabilities .....................       51,297                                    46,456
                                             ----------                                ----------
        Total liabilities ................    2,026,325                                 2,019,137
   Stockholders' equity ..................      215,126                                   229,957
                                             ----------                                ----------
        Total liabilities and stockholders'
            equity .......................   $2,241,451                                $2,249,094
                                             ==========                                ==========
Net interest income/interest rate spread .                    $14,460       2.38%                       $16,475         2.64%
                                                              =======       ====                        =======         ====
Net interest-earning assets/net interest
   margin.................................   $  256,481                     2.68%      $  264,955                       3.04%
                                             ==========                     ====       ==========                       ====
Ratio of interest-earning assets
   to interest-bearing liabilities .......         1.14 X                                    1.14 X
                                             ==========                                ==========

(1) Includes FHLB-NY stock.

CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------------------------------------------------
                                                               2003                                     2002
                                             ---------------------------------------  ------------------------------------------
                                               AVERAGE                    AVERAGE       AVERAGE                       AVERAGE
                                               BALANCE       INTEREST    YIELD/COST     BALANCE        INTEREST      YIELD/COST
                                             ---------------------------------------  ------------------------------------------
ASSETS
  Interest-earning assets:
   Federal funds sold                        $   37,705       $   318         1.12%   $    61,104       $   780         1.70%
   Investment securities available for
     sale (1).............................      135,828         4,851         4.76        139,926         5,568         5.31
   Mortgage-backed securities available
     for sale.............................      760,239        21,941         3.85        674,433        25,371         5.02
                                             ----------       -------                  ----------       -------
     Total investments                          933,772        27,110         3.87        875,463        31,719         4.83
                                             ----------       -------                  ----------       -------
   Mortgage loans.........................    1,107,076        50,358         6.06      1,140,913        57,783         6.75
   Home equity loans......................       62,016         3,102         6.67         70,172         3,849         7.31
   Home equity lines of credit............       48,574         1,645         4.52         42,166         1,681         5.32
   Other loans............................       13,170           546         5.53         17,752           902         6.77
                                             ----------       -------                  ----------       -------
     Total loans                              1,230,836        55,651         6.03      1,271,003        64,215         6.74
                                             ----------       -------                  ----------       -------
   Total interest-earning assets..........    2,164,608        82,761         5.10%     2,146,466        95,934         5.96%
                                                              -------         ----                      -------         ----
   Non-interest earning assets                   93,937                                    72,352
                                             ----------                                ----------
        Total assets                         $2,258,545                                $2,218,818
                                             ==========                                ==========

LIABILITIES AND STOCKHOLDERS'
   EQUITY
   Interest-bearing liabilities:
   NOW and money market accounts .........   $  510,196       $ 3,543         0.93%    $  460,318       $ 6,099         1.77%
   Savings accounts ......................      228,385         1,803         1.05        197,346         2,722         1.84
   Certificates of deposit ...............      579,024        11,472         2.64        634,429        16,454         3.46
                                             ----------       -------                  ----------       -------
     Total interest-bearing deposits .....    1,317,605        16,818         1.70      1,292,093        25,275         2.61

   Borrowed funds ........................      598,842        21,907         4.88        584,928        22,287         5.08
                                             ----------       -------                  ----------       -------
   Total interest-bearing liabilities.....    1,916,447        38,725         2.69      1,877,021        47,562         3.38
                                                              -------         ----                      -------         ----
   Non-interest bearing deposits .........       75,359                                    65,910
   Other liabilities .....................       50,051                                    44,962
                                             ----------                                ----------
        Total liabilities ................    2,041,857                                 1,987,893
   Stockholders' equity ..................      216,688                                   230,925
                                             ----------                                ----------
        Total liabilities and stockholders'
            equity .......................   $2,258,545                                $2,218,818
                                             ==========                                ==========
Net interest income/interest rate spread .                    $44,036         2.41%                     $48,372         2.58%
                                                              =======         ====                      =======         ====
Net interest-earning assets/net interest
   margin.................................   $  248,161                       2.71%    $  269,445                       3.00%
                                             ==========                       ====     ==========                       ====
Ratio of interest-earning assets
   to interest-bearing liabilities .......         1.13 X                                    1.14 X
                                             ==========                                ==========

(1) Includes FHLB-NY stock.

INTEREST INCOME. Interest income decreased $5.7 million, or 17.7%, and $13.2 million, or 13.7%, to $26.4 million and $82.8 million for the three and nine months ended September 30, 2003, respectively, from $32.1 million and $95.9 million for the same periods in 2002. The decline in interest income was primarily attributable to the historically low interest rate environment experienced over the past year.

Interest on loans decreased $3.5 million, or 16.4%, and $8.6 million, or 13.3%, to $17.8 million and $55.7 million for the three and nine months ended September 30, 2003, respectively, compared to $21.3 million and $64.2 million for the same periods in 2002. The average balance of the loan portfolio for the three month period ended September 30, 2003, decreased $40.7 million to $1.2 billion from the same period in 2002, while the average yield on the portfolio decreased to 5.79% for the three months ended September 30, 2003, from 6.71% for the same period in 2002. The average balance of the loan portfolio for the nine month period ended September 30, 2003, decreased $40.2 million to $1.2 billion from the same period in 2002, while the average yield on the portfolio decreased to 6.03% for the nine months ended September 30, 2003, from 6.74% for the same period in 2002.

Interest on securities decreased $2.2 million, or 20.1% and $4.6 million, or 14.5%, to $8.6 million and $27.1 million for the three and nine months ended September 30, 2003, compared to $10.8 million and $31.7 million for the same periods in 2002. The average balance of the investment, FHLB stock and MBS available for sale portfolios totaled $925.4 million, with an annualized yield of 3.73% for the three months ended September 30, 2003, compared with an average balance of $897.9 million with an annualized yield of 4.80% for the three months ended September 30, 2002. For the first nine months of 2003, the average balance of the investment, FHLB stock and MBS available for sale portfolios totaled
$933.8 million, with an annualized yield of 3.87%, compared to an average balance of $875.5 million with an annualized yield of 4.83% for the nine months ended September 30, 2002. Income for the quarter ended September 30, 2003, included the regular quarterly dividend from the FHLB-NY in the amount of $277,000. The FHLB-NY has informed shareholders that it will suspend the fourth quarter 2003 dividend payment.

INTEREST EXPENSE. Interest expense decreased $3.6 million, or 23.4%, to $12.0 million for the three months ended September 30, 2003, compared to $15.6 million for the same period in 2002. For the nine months ended September 30, 2003, interest expense decreased $8.8 million, or 18.6%, to $38.7 million versus $47.6 million for the comparable 2002 period. The decrease in interest expense was primarily attributable to reductions in rates paid on time and core deposits, as well as growth in lower-costing core accounts and managed run-off in higher costing certificates of deposit.

Interest expense on deposits decreased $2.9 million, or 36.6%, to $5.0 million for the three months ended September 30, 2003, compared to $7.9 million for the same period in 2002. The average balance of interest-bearing core deposits increased $73.7 million, or 10.8%, for the quarter ended September 30, 2003, compared with the same period in 2002, while the average rate paid on these deposits decreased 86 basis points to 0.83%. Average non-interest bearing deposits grew $7.1 million, or 10.2%, to $76.3 million for the third quarter of 2003 compared with 2002. The average balance of certificates of deposit declined $59.8 million, or 9.6%, for the three months ended September 30, 2003, compared with the same period in 2002, while the average rate paid on certificates decreased 79 basis points to 2.46%.

For the first nine months of 2003, interest expense on deposits decreased $8.5 million, or 33.5%, to $16.8 million, compared to $25.3 million for the same period in 2002. For the year-to-date, the average balance of interest-bearing core deposits increased $80.9 million, or 12.3%, compared with the same period in 2002, while the average rate paid on these deposits decreased 82 basis points to 0.97%. Average non-interest bearing deposits grew $9.4 million, or 14.3%, to $75.4 million for the first nine months of 2003 compared with the same period in 2002. The average balance of certificates of deposit declined $55.4 million, or 8.7%, for the nine months ended September 30, 2003, compared with the same period in 2002, while the average rate paid on certificates decreased 82 basis points to 2.64%. Interest rates paid on new and renewing certificates of deposit are projected to continue to reprice downward throughout the fourth quarter of 2003 and to stabilize somewhat thereafter.

Interest on borrowed funds for the three and nine months ended September 30, 2003, decreased $747,000 and $380,000, respectively, to $6.9 million and $21.9 million, compared to $7.7 million and $22.3 million for the same respective periods in 2002. The average balance of borrowed funds for the three months ended September 30, 2003, decreased to $583.1 million, from $601.8 million for the same period in 2002. The average interest rate paid on borrowed funds was 4.76% for the three months ended September 30, 2003, compared with 5.11% for the same period in 2002. The average balance of borrowed funds for the nine months ended September 30, 2003, increased to $598.8 million, from $584.9 million for the same period in 2002. The average interest rate paid on borrowed funds was 4.88% for the nine months ended September 30, 2003, compared with 5.08% for the same period in 2002. During the first half of 2003, the Company modified $75 million in borrowings with the FHLB-NY, extending terms and reducing the interest rates. The Company had $71.0 million in borrowings with a weighted average interest rate of 4.10% scheduled to mature in the subsequent twelve months at September 30, 2003. The Company expects that these borrowings will favorably reprice based on current market conditions.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $2.0 million and $4.3 million, or 12.2% and 9.0%, respectively, to $14.4 million and $44.0 million for the three and nine months ended September 30, 2003, compared to $16.5 million and $48.4 million for the same periods in 2002. The decrease was due to the changes in interest income and interest expense described previously.

The interest rate spread decreased 26 basis points to 2.38% for the three months ended September 30, 2003, compared with 2.64% for the same period in 2002. For the three months ended September 30, the average earning asset yield declined to 4.90% for 2003, from 5.92% for 2002, while the average cost of interest-bearing liabilities declined to 2.52% for 2003, from 3.28% for 2002. For the nine months ended September 30, 2003, the interest rate spread decreased 17 basis points to 2.41% compared with 2.58% for the same period in 2002. The average earning asset yield was 5.10% for the first nine months of 2003, compared with 5.96% for the first nine months of 2002, while the average cost of interest-bearing liabilities fell to 2.69% from 3.38% for the same respective periods.

The net interest margin declined 36 basis points to 2.68% for the third quarter of 2003, from 3.04% for the quarter ended September 30, 2002, and was unchanged from 2.68% for the second quarter of 2003. For the year-to-date, net interest margin declined 29 basis points to 2.71%, compared with 3.00% for the nine months ended September 30, 2002. The Company believes the net interest margin has stabilized. Based on the reduction in mortgage refinance applications received since August, such cash inflows and related deferred expense recognition and premium amortization are expected to slow in the fourth quarter of 2003.

PROVISION FOR LOAN LOSSES. The Company did not record a provision for loan losses during the three and nine months ended September 30, 2003, compared to $105,000 and $1.3 million for the same periods in 2002, as a result of a static loan portfolio size and improvements in asset quality. Total non-performing assets decreased to $911,000 at September 30, 2003, from $1.8 million at December 31, 2002 and $3.1 million at September 30, 2002. The allowance for loan losses as a percentage of total loans was 1.05% at September 30, 2003 and 1.06% at December 31, 2002. In management's opinion, the allowance for loan losses, totaling $12.8 million at September 30, 2003, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

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

     (dollars in thousands)                                 Sept. 30     June 30,   Mar. 31,   Dec. 31,   Sept. 30
                                                              2003         2003       2003      2002        2002
                                                            ------------------------------------------------------
Non-accrual mortgage loans .........................          $841        $1,291     $1,082     $1,511     $2,297
Non-accrual other loans ............................             6             6         43         30         --
                                                            ------------------------------------------------------
   Total non-accrual loans .........................           847         1,297      1,125      1,541      2,297
Loans 90 days or more delinquent and
     still accruing ................................            64            64        294        223        440
                                                            ------------------------------------------------------
Total non-performing loans .........................           911         1,361      1,419      1,764      2,737
Non-accrual investments (WorldCom, Inc.
     corporate bonds) ..............................            --            --         --         --        300
Total foreclosed real estate, net of related
     allowance......................................            --            50         --         72        100
                                                            ------------------------------------------------------
Total non-performing assets ........................          $911        $1,411     $1,419     $1,836     $3,137
                                                            ======================================================
Non-performing loans to loans receivable, net ......         0.07%         0.11%      0.12%      0.15%      0.22%
Non-performing assets to total assets ..............         0.04%         0.06%      0.06%      0.08%      0.14%

NON-INTEREST INCOME. Non-interest income decreased $969,000, to $1.9 million, for the three months ended September 30, 2003, compared to the same period in 2002. For the nine months ended September 30, 2003, non-interest income increased $2.0 million, to $6.6 million, compared to the same period in 2002. Net gains on sales of loans and securities totaling $276,000 and $1.8 million were realized during the three and nine months ended September 30, 2003, respectively, compared with a net gain of $1.3 million and a net loss of $122,000, respectively, for the comparable 2002 periods. In the third quarter of 2002 and in the first half of 2003, the Company recognized gains on the sales of higher-coupon MBS that demonstrated a significant propensity to prepay, as well as several corporate debt obligations. Prior year results were also impacted by a $1.8 million pre-tax impairment charge recorded on WorldCom, Inc. corporate bonds in the second quarter of 2002.

In addition, fee and service charge income increased $149,000 and $80,000 for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. Current year fee and service charge income benefited from core deposit growth and increased fee and service charge levels implemented in July of 2002, as well as prepayment fees received upon the early termination of certain commercial real estate loans.

NON-INTEREST EXPENSE. Non-interest expense for the three and nine months ended September 30, 2003, decreased $321,000, or 4.3% and increased $432,000, or 2.0%, to $7.1 million and $22.3 million, respectively, compared to the same periods in 2002. The decrease for the quarter was primarily attributable to reductions in advertising and compensation and benefits expense.

For the nine months ended September 30, 2003, the increase was primarily due to an increase in compensation and benefits expense resulting from increased healthcare, pension and ESOP costs. Effective August 1, 2003, the Company adopted changes to its pension plan which reduced the retirement benefit and closed the plan to new participants hired on or after that date. As a result of this amendment, pension expense for the second half of 2003 is expected to decline by $236,000 compared with the first half of the year.

INCOME TAXES. The Company's effective tax rate declined to 32.5% and 33.3% for the three and nine months ended September 30, 2003, respectively, compared with 36.3% and 34.3% for the same periods in 2002. Third quarter 2002 taxes reflected the impact of New Jersey's Business Tax Reform Act, which passed on July 2, 2002, retroactive to January 1, 2002.

BRANCH SALE. On September 4, 2003, the Bank announced that it had signed an agreement to sell its Lawrenceville, NJ branch to Yardville National Bank
("Yardville"). Under the terms of the agreement, Yardville will assume approximately $40.0 million in deposit liabilities from the Bank. The Company estimates that the transaction will result in the recognition of a pre-tax gain of approximately $2.5 million, or approximately $0.06 per share, net of related taxes, during the fourth quarter of 2003.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2003).

Item 4.  CONTROLS AND PROCEDURES.

        a.) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
            Christopher Martin, the Company's Chief Executive Officer, and Thomas M. Lyons, the Company's Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2003. Based upon their evaluation, they each found the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

Item 5.   OTHER INFORMATION.
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

        a.) EXHIBITS


          =============================================================================================
               Exhibit
               Number                                Description                           Reference
          ---------------------------------------------------------------------------------------------
                 3.1         Certificate of Incorporation of First Sentinel Bancorp, Inc.     (a)
                             Inc.
                 3.2         Bylaws of First Sentinel Bancorp, Inc.                           (b)
                  4          Stock certificate of First Sentinel Bancorp, Inc.                (a)
                 11          Statement re: Computation of Ratios                             Page 8
                31.1         Certification of Chief Executive Officer                     Filed herein
                31.2         Certification of Chief Financial Officer                     Filed herein
                32.1         Statement of Chief Executive Officer furnished pursuant to    Furnished
                             Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.        herein
                             Section 1350*
                32.2         Statement of Chief Financial Officer furnished pursuant to    Furnished
                             Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.        herein
                             Section 1350*
          ---------------------------------------------------------------------------------------------



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

        b.) REPORTS ON FORM 8 - K

       On July 23, 2003, the Company furnished a Current Report on Form 8-K reporting its earnings for the three and six months ended June 30, 2003.

       On September 12, 2003, the Company filed a Current Report on Form 8-K announcing that its subsidiary, First Savings Bank, had agreed to sell its Lawrenceville, NJ branch to Yardville National Bank, a subsidiary of Yardville National Bancorp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FIRST SENTINEL BANCORP, INC.


Date:  November 14, 2003             By: /S/ CHRISTOPHER MARTIN
                                         ----------------------
                                         Christopher Martin
                                         President and Chief Executive Officer

Date:  November 14, 2003             By: /S/ THOMAS M. LYONS
                                         -------------------
                                         Thomas M. Lyons
                                         Executive Vice President and
                                         Chief Financial Officer