Form 10-K/A
period 2002-12-31
FIRST SENTINEL BANCORP INC
filed 2004-01-28
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

                                Yes[X]   No[ ]

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the closing price of its Common Stock on March 15, 2003, as quoted by the Nasdaq Stock Market, was approximately $335.9 million. Solely for the purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 15, 2003, there were 42,982,088 shares issued and 26,794,420 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

I. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002 (Part II).

II. Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on April 28, 2003 and any adjournment thereof filed with the Securities and Exchange Commission on March 28, 2003 (Part
       III).

                                      INDEX

                                                                            PAGE
EXPLANATORY NOTE.............................................................  3
PART I
          Item 1.     Business ..............................................  4
          Item 2.     Properties ............................................ 33
          Item 3.     Legal Proceedings ..................................... 34
          Item 4.     Submission of Matters to a Vote of Security Holders ... 34

PART II   Item 5.     Market for Registrant's Common Equity and
                      Related Stockholder Matters ........................... 34
          Item 6.     Selected Financial Data ............................... 35
          Item 7.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations ......... 36
          Item 7A.    Quantitative and Qualitative Disclosures
                      About Market Risk ..................................... 43
          Item 8.     Financial Statements and Supplementary Data ........... 44
          Item 9.     Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure ................ 73
          Item 9A.    Controls and Procedures ............................... 73

PART III
          Item 10.    Directors and Executive Officers of the Registrant .... 73
          Item 11.    Executive Compensation ................................ 73
          Item 12.    Security Ownership of Certain Beneficial Owners
                      and Management and Related Stockholder Matters ........ 73
          Item 13.    Certain Relationships and Related Transactions ........ 73
          Item 14.    Principal Accounting Fees and Services ................ 73

PART IV
          Item 15.    Exhibits, Financial Statement Schedules and Reports on
                       Form 8-K ............................................. 74

SIGNATURES                                                                    76

                                EXPLANATORY NOTE


       The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (the "Company") for the fiscal year ended December 31, 2002, which was originally filed on March 31, 2003, (the "Original Filing") is to restate the Company's consolidated financial statements at and for the years ended December 31, 2002, 2001 and 2000, and related disclosures, including the selected financial data included herein as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

       This Amendment No. 1 amends and restates in their entirety Items 1, 6, 7, 7A, 8, 9A (formerly Item 14), 14 and 15 of the Original Filing. Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

        The Company has restated its financial results for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 to conform its accounting for First Savings Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent changes in the fair value of stock held in the rabbi trust for the Directors' Deferred Fee Plan as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation. The Company has determined that a deferred compensation obligation (liability) is required to be recognized for the fair value of the common stock held in the rabbi trust for the Directors' Deferred Fee Plan, with changes in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost and the cost of shares held in the rabbi trust treated in a manner similar to treasury stock. The restatements resulted in net income being reduced by $1.2 million, $826,000, $1.3 million, $0 and $0 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. In addition, the restatements included a reduction to total stockholders' equity of $6.3 million at September 30, 1998, the required adoption date of EITF Issue 97-14. The restatements also had the effect of reducing the number of shares outstanding for book value and earnings per share calculations for all periods presented.

       Additional detail regarding the restatement is included in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Amendment No. 1 on Form 10-K/A.

                                     PART I

ITEM 1. BUSINESS

FIRST SENTINEL BANCORP, INC.

       First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") is a Delaware corporation organized in 1998 by First Savings Bank ("First Savings" or the "Bank") for the purpose of holding all of the capital stock of the Bank.

       At December 31, 2002, the Company had consolidated total assets of $2.3 billion and total stockholders' equity of $211.6 million. The Company is a unitary thrift holding company subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC").

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

       The Company repurchased 2.6 million shares, or $36.0 million, of its common stock during 2002 as part of its ongoing capital management strategy. In December 2002, the Company completed a 5% stock repurchase program authorized in May 2002. In January 2003, the Board of Directors authorized a new 5% stock repurchase program under which an additional 1.4 million shares of the Company's stock may be repurchased. The Company's dividend payout ratio was 40.4%, 36.2%, 36.1%, 59.9% and 41.2% for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

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

AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived from month-end balances. The Company has restated its consolidated financial statements for the periods presented in this table. See Management's Discussion and Analysis of Financial Condition and Comparison of Operating Results - Restatements.

(Dollars in thousands)

                                                                       For the Year Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                   2002                            2001                           2000
                                        ------------------------------ ------------------------------ ------------------------------
                                         Average             Average    Average             Average    Average             Average
                                         Balance  Interest  Yield/Cost  Balance  Interest  Yield/Cost  Balance  Interest  Yield/Cost
                                        ------------------------------ ------------------------------ ------------------------------
ASSETS:
  Interest-earning assets:
    Loans, net (1) ................... $1,263,513  $84,219    6.67%   $1,220,059  $89,678    7.35%   $1,121,386  $84,174    7.51%
    Investment and mortgage-backed
      Securities available
        for sale(2) ..................    888,124   41,783    4.70       735,600   43,907    5.97       818,035   52,615    6.43
                                       -------------------            -------------------            --------------------
        Total interest-earning
          assets .....................  2,151,637  126,002    5.86     1,955,659  133,585    6.83     1,939,421  136,789    7.05
  Non-interest earning assets              77,205                         65,845                         22,381
                                       ----------                     ----------                     ----------
        Total assets ................. $2,228,842                     $2,021,504                     $1,961,802
                                       ==========                     ==========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    NOW and money market accounts .... $  466,811    7,725    1.65    $  381,613    9,654    2.53    $  354,135    9,452    2.67
    Savings accounts .................    201,358    3,543    1.76       168,520    3,790    2.25       166,127    3,744    2.25
    Certificate accounts .............    628,535   21,189    3.37       660,120   33,764    5.11       646,791   34,783    5.38
    Borrowed funds ...................    587,986   29,964    5.10       495,674   27,476    5.54       503,372   30,893    6.14
                                       -------------------            -------------------            --------------------
      Total interest-bearing
        liabilities ..................  1,884,690   62,421    3.31     1,705,927   74,684    4.38     1,670,425   78,872    4.72
  Non-interest bearing deposits ......     67,061                         53,394                         48,582
  Other liabilities ..................     52,897                         38,061                         20,705
                                       ----------                     ----------                     ----------
      Total liabilities ..............  2,004,648                      1,797,382                      1,739,712
                                       ----------                     ----------                     ----------
  Stockholders' equity ...............    224,194                        224,122                        222,090
                                       ----------                     ----------                     ----------
      Total liabilities and
        stockholders' equity.......... $2,228,842                     $2,021,504                     $1,961,802
                                       ==========                     ==========                     ==========
Net interest income/interest
  rate spread (3) ....................              $63,581    2.55%               $58,901    2.45%               $57,917    2.33%
                                                  =================              =================              =================
Net interest-earning assets/net
  interest margin (4) ................    $266,947             2.96%     $249,732             3.01%     $268,996             2.99%
                                        ==========          =======    ==========          =======    ==========          =======
Ratio of interest-earning assets
  to interest-bearing liabilities ....        1.14 X                         1.15 X                         1.16 x
                                        ==========                     ==========                     ==========

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

(In thousands)

                                             Year Ended December 31, 2002                 Year Ended December 31, 2001
                                                Compared to Year Ended                       Compared to Year Ended
                                                  December 31, 2001                            December 31, 2000
                                        --------------------------------------       --------------------------------------
                                          Increase (Decrease)                          Increase (Decrease)
                                                 Due to                                       Due to
                                        -----------------------                      -----------------------       --------
                                         Volume          Rate            Net          Volume          Rate            Net
                                        --------       --------       --------       --------       --------       --------
INTEREST-EARNING ASSETS:
  Loans receivable, net ..............  $  3,095       $ (8,554)      $ (5,459)      $  7,320       $ (1,816)      $  5,504
  Investment and mortgage-backed
    securities and loans available
    for sale .........................     8,174        (10,298)        (2,124)        (5,093)        (3,615)        (8,708)
                                        --------       --------       --------       --------       --------       --------
  Total ..............................    11,269        (18,852)        (7,583)         2,227         (5,431)        (3,204)
                                        --------       --------       --------       --------       --------       --------

INTEREST-BEARING LIABILITIES:
  Deposits:
    NOW and money market demand ......     1,872         (3,801)        (1,929)           713           (511)           202
    Savings ..........................       663           (910)          (247)            46             --             46
    Certificates of deposit ..........    (1,549)       (11,026)       (12,575)           720         (1,739)        (1,019)
  Borrowed funds .....................     4,802         (2,314)         2,488           (463)        (2,954)        (3,417)
                                        --------       --------       --------       --------       --------       --------
  Total ..............................     5,788        (18,051)       (12,263)         1,016         (5,204)        (4,188)
                                        --------       --------       --------       --------       --------       --------
Change in net interest income ........  $  5,481       $   (801)      $  4,680       $  1,211       $   (227)      $    984
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

       The following table sets forth the composition of the Company's loan and mortgage-backed securities portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

                                                                           At December 31,
                               -----------------------------------------------------------------------------------------------------
                                       2002                 2001                 2000                 1999                1998
                               -------------------  -------------------  -------------------  -------------------  -----------------
                                           Percent              Percent              Percent              Percent            Percent
                                             of                   of                   of                   of                 of
                                 Amount     total     Amount     total     Amount     total     Amount     total    Amount    total
                               ----------  -------  ----------  -------  ----------  -------  ----------  -------  --------  -------
Mortgage loans (1):
  One-to-four family ........  $  835,593   68.87%  $  857,973   68.37%  $  879,578   73.59%  $  774,858   75.52%  $657,284   76.10%
  Home equity ...............     110,835    9.13      112,958    9.00      114,152    9.55       98,324    9.58     82,672    9.57
  Construction (2) ..........      77,091    6.35       71,590    5.70       41,291    3.45       26,890    2.62     23,349    2.70
  Commercial real estate ....     164,639   13.57      167,806   13.37      131,072   10.97       96,821    9.44     65,069    7.53
  Multi-family ..............      12,714    1.05       23,396    1.86       13,079    1.09       12,499    1.22     17,589    2.04
                               ----------  ------   ----------  ------   ----------  ------   ----------  ------   --------  ------
    Total mortgage loans ....   1,200,872   98.97    1,233,723   98.30    1,179,172   98.65    1,009,392   98.38    845,963   97.94
Other loans .................      12,537    1.03       21,347    1.70       16,121    1.35       16,638    1.62     17,817    2.06
                               ----------  ------   ----------  ------   ----------  ------   ----------  ------   --------  ------
    Total loans receivable ..   1,213,409  100.00%   1,255,070  100.00%   1,195,293  100.00%   1,026,030  100.00%   863,780  100.00%
                                           ======               ======               ======               ======             ======
Less:
Net deferred loan fees
  (costs) and (premiums)
  and discounts .............        (631)                (641)              (1,850)              (1,090)              (422)
Allowance for loan losses ...      12,830               12,932               12,341               11,004              9,505
                               ----------           ----------           ----------           ----------           --------
    Total loans
      receivable, net .......  $1,201,210           $1,242,779           $1,184,802           $1,016,116           $854,697
                               ==========           ==========           ==========           ==========           ========

Mortgage loans:
  ARM .......................  $  629,176   52.39%  $  660,047   53.50%  $  664,164   56.32%  $  531,859   52.69%  $439,234   51.92%
  Fixed-rate ................     571,696   47.61      573,676   46.50      515,008   43.68      477,533   47.31    406,729   48.08
                               ----------  ------   ----------  ------   ----------  ------   ----------  ------   --------  ------
    Total mortgage loans ....  $1,200,872  100.00%  $1,233,723  100.00%  $1,179,172  100.00%  $1,009,392  100.00%  $845,963  100.00%
                               ==========  ======   ==========  ======   ==========  ======   ==========  ======   ========  ======

Mortgage-backed securities :
  CMOs ......................  $  118,693   15.47%  $  137,528   21.77%  $  201,802   44.79%  $  273,511   46.85%  $209,468   32.00%
  FHLMC .....................     322,914   42.08      296,710   46.97      159,755   35.45      166,992   28.60    235,415   35.97
  GNMA ......................      29,483    3.84       44,951    7.11       29,409    6.53       57,489    9.85     71,347   10.90
  FNMA ......................     296,248   38.61      152,603   24.15       59,628   13.23       85,828   14.70    138,286   21.13
                               ----------  ------   ----------  ------   ----------  ------   ----------  ------   --------  ------
    Total mortgage-backed
      securities ............     767,338  100.00%     631,792  100.00%     450,594  100.00%     583,820  100.00%   654,516  100.00%
                                           ======               ======               ======               ======             ======
Net premiums ................      10,336                6,198                1,951                2,748              3,639
Net unrealized gain (loss)
  on mortgage-backed
  securities available
  for sale ..................      12,888                4,726               (5,523)             (11,409)             3,726
                               ----------           ----------           ----------           ----------           --------
Mortgage-backed
  securities, net ...........  $  790,562           $  642,716           $  447,022           $  575,159           $661,881
                               ==========           ==========           ==========           ==========           ========

------------------
(1) Includes $563,000, $5.5 million and $277,000 in mortgage loans held for sale at December 31, 2002, 2001 and 2000, respectively. No loans were classified as held for sale at December 31, 1999 or 1998.

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

(In thousands)
                                            At December 31, 2002
                              -------------------------------------------------
                                            One Year      After
                                One Year     To Five       Five
                                or Less       Years       Years         Total
                              ----------   ----------   ----------   ----------
Mortgage loans:
  One-to-four family .......  $   85,548   $  248,517   $  501,528   $  835,593
  Home equity ..............      48,697       14,117       48,021      110,835
  Construction (1) .........      77,091           --           --       77,091
  Commercial real estate ...      17,533       58,349       88,757      164,639
  Multi-family .............       5,144        1,191        6,379       12,714
                              ----------   ----------   ----------   ----------
    Total mortgage loans ...     234,013      322,174      644,685    1,200,872
Other loans ................       6,795        3,525        2,217       12,537
                              ----------   ----------   ----------   ----------
    Total loans ............  $  240,808   $  325,699   $  646,902    1,213,409
                              ==========   ==========   ==========

Net deferred loan costs and unearned premiums ....................          631
Allowance for loan losses ........................................      (12,830)
                                                                     ----------
Loans receivable, net ............................................   $1,201,210
                                                                     ==========

(1)  Excludes loans in process of $62.1 million.


       The following table sets forth at December 31, 2002, the dollar amount of loans contractually due or repricing after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates (in thousands):

                                        Due or repricing after December 31, 2003
                                        ----------------------------------------
                                           Fixed       Adjustable       Total
                                        ----------     ----------     ----------
Mortgage loans:
  One-to-four family .................   $393,102       $356,943      $  750,045
  Home equity ........................     62,138             --          62,138
  Commercial real estate .............     67,945         79,161         147,106
  Multi-family .......................      4,720          2,850           7,570
Other loans ..........................      3,175          2,567           5,742
                                         --------       --------      ----------
Total loans receivable ...............    531,080        441,521         972,601
Mortgage-backed securities
  (at amortized cost) ................    298,145        383,213         681,358
                                         --------       --------      ----------
Total loans receivable and
  mortgage-backed securities .........   $829,225       $824,734      $1,653,959
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

(Dollars in thousands)
                                                   At December 31,
                                     ------------------------------------------
                                      2002     2001     2000     1999     1998
                                     ------   ------   ------   ------   ------

Non-accrual mortgage loans ........  $1,541   $1,787   $2,334   $2,311   $2,647
Non-accrual other loans ...........      --       --       15       45       93
                                     ------   ------   ------   ------   ------
    Total non-accrual loans .......   1,541    1,787    2,349    2,356    2,740
Loans 90 days or more delinquent
  and still accruing ..............     223       62       40      326    1,525
                                     ------   ------   ------   ------   ------
    Total non-performing loans ....   1,764    1,849    2,389    2,682    4,265
Restructured loans ................      --       --       --       --       --
Total real estate owned, net of
  related allowance for loss ......      72       42      257      466    1,453
                                     ------   ------   ------   ------   ------
Total non-performing assets .......  $1,836   $1,891   $2,646   $3,148   $5,718
                                     ======   ======   ======   ======   ======

Non-performing loans to total
  loans receivable, net ...........    0.15%    0.15%    0.20%    0.26%    0.50%
Total non-performing assets to
  total assets ....................    0.08%    0.09%    0.13%    0.17%    0.31%

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

       The following table sets forth activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                                    For the Years Ended December 31,
                                        --------------------------------------------------
                                          2002       2001       2000       1999      1998
                                        -------    -------    -------    -------    ------
Balance at beginning of period .......  $12,932    $12,341    $11,004    $ 9,505    $8,454
Provision for loan losses ............    1,310        650      1,441      1,650     1,469
Charge-offs (domestic):
  Commercial loans ...................   (1,388)        --         --         --        --
  Real estate - mortgage .............      (18)       (71)       (97)      (151)     (594)
  Installment loans to individuals ...      (34)        --         (7)        --        (2)
Recoveries (domestic):
  Commercial loans ...................        9         --         --         --        --
  Real estate - mortgage .............       16         12         --         --        28
  Installment loans to individuals ...        3         --         --         --        --
Allowance activity of Pulse
  during conforming period, net ......       --         --         --         --       150
                                        -------    -------    -------    -------    ------
Balance at end of period .............  $12,830    $12,932    $12,341    $11,004    $9,505
                                        =======    =======    =======    =======    ======
Ratio of net charge-offs during
  the period to average loans
  during the period ..................     0.11%        --%      0.01%      0.02%     0.07%
                                        =======    =======    =======    =======    ======

The following tables set forth the Company's percentage of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

                                                                    At December 31,
                                        -----------------------------------------------------------------------
                                                        2002                                2001
                                        ----------------------------------   ----------------------------------
                                                               Percent of                           Percent of
                                                  Percent of    Loans in               Percent of    Loans in
                                                 Allowance to     Each                Allowance to     Each
                                                     Total     Category to                Total     Category to
                                         Amount    Allowance   Total Loans    Amount    Allowance   Total Loans
                                        -------  ------------  -----------   -------  ------------  -----------
One-to-four family ..................   $ 4,420      34.45%       68.87%     $ 4,579      35.41%       68.37%
Home equity loans ...................     1,334      10.40         9.13        1,270       9.82         9.00
Construction ........................     2,123      16.55         6.35        2,209      17.09         5.70
Commercial real estate ..............     2,614      20.37        13.57        3,674      28.41        13.37
Multi-family ........................       191       1.49         1.05          351       2.71         1.86
                                        -------     ------       ------      -------     ------       ------
  Total mortgage loans ..............    10,682      83.26        98.97       12,083      93.44        98.30
Other ...............................       690       5.38         1.03          849       6.56         1.70
Unallocated .........................     1,458      11.36           --           --         --           --
                                        -------     ------       ------      -------     ------       ------
  Total allowance for loan losses ...   $12,830     100.00%      100.00%     $12,932     100.00%      100.00%
                                        =======     ======       ======      =======     ======       ======

                                                                           At December 31,
                              ------------------------------------------------------------------------------------------------------
                                            2000                               1999                                1998
                              -------------------------------     -------------------------------     ------------------------------
                                                     Percent                             Percent                            Percent
                                                     of Loans                            of Loans                           of Loans
                                        Percent of    in Each               Percent of    in Each              Percent of    in Each
                                         Allowance   Category                Allowance   Category               Allowance   Category
                                          to Total   to Total                 to Total   to Total                to Total   to Total
                               Amount    Allowance     Loans       Amount    Allowance     Loans      Amount    Allowance     Loans
                              -------   ----------   --------     -------   ----------   --------     ------   ----------   --------
One-to-four family .........  $ 4,831      39.15%      73.59%     $ 4,667      42.41%      75.52%     $4,027      42.37       76.10%
Home equity loans ..........    1,243      10.07        9.55        1,086       9.87        9.58       1,090      11.47        9.57
Construction ...............    1,275      10.33        3.45        1,573      14.29        2.62       1,223      12.87        2.70
Commercial real estate .....    2,637      21.37       10.97        2,630      23.90        9.44       1,963      20.65        7.53
Multi-family ...............      197       1.60        1.09          250       2.27        1.22         522       5.49        2.04
                              -------     ------      ------      -------     ------      ------      ------     ------      ------
    Total mortgage loans ...   10,183      82.51       98.65       10,206      92.74       98.38       8,825      92.85       97.94
Other ......................      587       4.76        1.35          541       4.92        1.62         486       5.11        2.06
Unallocated ................    1,571      12.73          --          257       2.34          --         194       2.04          --
                              -------     ------      ------      -------     ------      ------      ------     ------      ------
  Total allowance for
     loan losses ...........  $12,341     100.00%     100.00%     $11,004     100.00%     100.00%     $9,505     100.00%     100.00%
                              =======     ======      ======      =======     ======      ======      ======     ======      ======


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

       The amortized cost and market value of mortgage-backed securities at December 31, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities due to prepayments (in thousands):

                                                            Amortized    Market
                                                               Cost       Value
                                                             --------   --------
Mortgage-backed securities available for sale due in:
   Less than one year ....................................   $    126   $    130
   One year through five years ...........................     15,931     16,236
   Five years through ten years ..........................     50,015     50,967
   Greater than ten years ................................    711,602    723,229
                                                             --------   --------
                                                             $777,674   $790,562
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

INVESTMENT PORTFOLIO. The following table sets forth certain information regarding the carrying and market values of the Company's investment portfolio at the dates indicated (in thousands):

                                                                   At December 31,
                                              ----------------------------------------------------------------
                                                       2002                  2001                  2000
                                              --------------------  --------------------  ----------- --------
                                              Amortized    Market   Amortized    Market   Amortized    Market
                                                 Cost       Value      Cost       Value      Cost       Value
                                              ---------   --------  ---------   --------  ---------   --------
Investment securities available for sale:
  U.S. Government and agency
    obligations ............................   $ 53,904   $ 55,037   $ 26,999   $ 27,014   $151,753   $149,149
  State and political obligations ..........     11,811     12,659     14,029     14,029     12,813     12,451
  Corporate obligations ....................     35,418     35,420     60,330     59,357     67,267     62,880
  Equity securities ........................     10,953     11,103      8,051      7,588     10,817     10,490
                                               --------   --------   --------   --------   --------   --------
    Total investment securities
      available for sale ...................   $112,086   $114,219   $109,409   $107,988   $242,650   $234,970
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

(Dollars in thousands)

                                                                         At December 31, 2002
                               -----------------------------------------------------------------------------------------------------
                                                  More than        More than
                                   One Year        One Year        Five Years        More than
                                   or Less      to Five Years     to Ten Years       Ten Years                   Total
                               --------------- ---------------- ----------------  ---------------  ---------------------------------
                               Amor-  Weighted  Amor-  Weighted  Amor-  Weighted  Amor-  Weighted   Average  Amor-          Weighted
                               tized  Average   tized  Average   tized  Average   tized  Average   Maturity  tized   Market  Average
                                Cost   Yield     Cost   Yield     Cost   Yield     Cost   Yield    in Years  Cost    Value    Yield
                               ------ -------- ------- -------- ------- --------  ------ --------  -------  ------- ------- --------
Investment securities
    available for sale:
  U.S. Government and
    agency obligations ....... $   --    --%   $37,972   4.13%  $12,953   4.98%   $ 2,979  4.81%    5.34   $ 53,904 $ 55,037  4.37%
  State and political
    obligations ..............  2,638   3.30     2,069   5.01     2,787   6.35      4,317  5.98     6.55     11,811   12,659  5.30
  Corporate obligations ......     --     --    14,601   7.56     3,034   8.03     17,783  5.75    15.24     35,418   35,420  6.69
                               ------   ----   -------   ----   -------   ----    -------  ----    -----   -------- --------  ----
  Total investment securities
    available for sale ....... $2,638   3.30%  $54,642   5.08%  $18,774   5.68%   $25,079  5.68%    8.95   $101,133 $103,116  5.29%
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

       At December 31, 2002, certificate accounts in amounts of $100,000 or more mature as follows (in thousands):


          Maturity Period                                       Amount
          ---------------                                      -------
          Three months or less .............................   $29,551
          Over 3 through 6 months ..........................    16,740
          Over 6 through 12 months .........................    11,419
          Over 12 months ...................................    22,433
                                                               -------
                 Total .....................................   $80,143
                                                               =======

       The following table sets forth the distribution of the Company's average accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented (dollars in thousands):

                                                                For the Year Ended December 31,
                                       --------------------------------------------------------------------------------
                                                 2002                         2001                         2000
                                       -----------------------      -----------------------      ----------------------
                                         Average       Average        Average       Average        Average      Average
                                         Balance        Rate          Balance        Rate          Balance        Rate
                                       ----------      -------      ----------      -------      ----------     -------
Non-interest bearing deposits ......   $   67,061         --%       $   53,394         --%       $   48,582         --%
NOW and money market accounts ......      466,811       1.65           381,613       2.53           354,135       2.67
Savings accounts ...................      201,358       1.76           168,520       2.25           166,127       2.25
                                       ----------       ----        ----------       ----        ----------       ----
   Sub-total .......................      735,230       1.53           603,527       2.23           568,844       2.32
Certificate accounts ...............      628,535       3.37           660,120       5.11           646,791       5.38
                                       ----------       ----        ----------       ----        ----------       ----
   Total average deposits ..........   $1,363,765       2.38%       $1,263,647       3.73%       $1,215,635       3.95%
                                       ==========       ====        ==========       ====        ==========       ====


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

       The  following  table  sets  forth  certain  information   regarding  the
Company's borrowed funds on the dates indicated (dollars in thousands):

                                           At or For the Year Ended December 31,
                                           ------------------------------------
                                             2002          2001          2000
                                           --------      --------      --------
FHLB-NY advances:
  Average balance outstanding ............ $151,145      $128,492      $ 99,102
  Maximum amount outstanding at any
    month-end during the period ..........  165,802       165,814       140,200
  Balance outstanding at end of period ...  140,663       165,814        80,955
  Weighted average interest rate during
    the period ...........................     5.09%         5.44%         6.11%
  Weighted average interest rate at end
    of period ............................     5.24%         4.76%         6.21%

Other borrowings:
  Average balance outstanding ............ $436,841      $367,182      $404,270
  Maximum amount outstanding at any
    month-end during the period ..........  461,000       425,000       440,000
  Balance outstanding at end of period ...  456,000       380,000       425,000
  Weighted average interest rate during
    the period ...........................     5.11%         5.59%         6.14%
  Weighted average interest rate at end
    of period ............................     4.97%         5.29%         6.16%


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


Location                         Date Leased or Acquired        Leased or Owned
---------------                 --------------------------     -----------------
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
206 South Avenue                           9/91                      Owned
Fanwood, NJ 07023
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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained in the section captioned "Market Information for Common Stock" on page 31 of the 2002 Annual Report to Stockholders ("2002 Annual Report") is incorporated herein by reference. At December 31, 2002, 27,444,098 shares of the Company's outstanding common stock were held of record by approximately 2,630 persons or entities, not including the number of persons or entities holding stock in nominee or stock name through various brokers or banks.

         The information contained in the section captioned "Equity Compensation Plan Information" on page 25 of the Company's proxy statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 28, 2003, ("2003 Proxy Statement") is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data and selected operating data should be read in conjunction with the consolidated financial statements of the Company and accompanying notes thereto, which are presented elsewhere herein. The Company has restated its consolidated financial statements for the periods presented in this table. See Management's Discussion and Analysis of Financial Condition and Comparison of Operating Results - Restatements.

                                    CONSOLIDATED FINANCIAL HIGHLIGHTS - RESTATED

                                                                             December 31,
                                                    --------------------------------------------------------------
                                                       2002         2001         2000         1999         1998
                                                    --------------------------------------------------------------
                                                                         (Dollars in thousands)
SELECTED FINANCIAL DATA:
Total assets ....................................   $2,261,479   $2,142,734   $1,972,080   $1,907,139   $1,857,531
Loans receivable, net ...........................    1,201,210    1,242,779    1,184,802    1,016,116      854,697
Investment securities available for sale ........      114,219      107,988      234,970      213,590      242,197
Other interest-earning assets (1) ...............       65,085       40,541       40,693       37,175       27,652
Mortgage-backed securities available for sale ...      790,562      642,716      447,022      575,159      661,881
Deposits ........................................    1,387,986    1,315,264    1,219,336    1,213,724    1,268,119
Borrowed funds ..................................      596,663      545,814      505,955      422,000      264,675
Preferred capital securities ....................       25,000       25,000           --           --           --

Stockholders' equity ............................      211,572      221,703      214,630      238,700      293,939
                                                    ==============================================================

                                                                         Year Ended December 31,
                                                    --------------------------------------------------------------
                                                       2002         2001         2000         1999         1998
                                                    --------------------------------------------------------------
                                                               (Dollars in thousands, except per share data)
SELECTED OPERATING DATA:
Interest income .................................   $  126,002   $  133,585   $  136,789   $  123,388   $  119,173
Interest expense ................................       62,421       74,684       78,872       65,006       65,386
                                                    ----------   ----------   ----------   ----------   ----------
  Net interest income ...........................       63,581       58,901       57,917       58,382       53,787
Provision for loan  losses ......................        1,310          650        1,441        1,650        1,469
                                                    ----------   ----------   ----------   ----------   ----------
  Net interest income after provision
    for loan losses .............................       62,271       58,251       56,476       56,732       52,318
Non-interest income (2) .........................        6,543        4,455        2,269        3,631        4,696
Non-interest expense (3) ........................       31,058       27,205       26,634       24,556       26,577
                                                    ----------   ----------   ----------   ----------   ----------
    Income before income tax expense ............       37,756       35,501       32,111       35,807       30,437
Income tax expense ..............................       12,852       11,016       10,414       12,155       10,944
                                                    ----------   ----------   ----------   ----------   ----------
     Net income .................................   $   24,904   $   24,485   $   21,697   $   23,652   $   19,493
                                                    ==========   ==========   ==========   ==========   ==========

Basic earnings per share (4) ....................   $     0.90   $     0.84   $     0.67   $     0.62   $     0.48
                                                    ==========   ==========   ==========   ==========   ==========
Diluted earnings per share (4) ..................   $     0.88   $     0.82   $     0.66   $     0.60   $     0.47
                                                    ==========   ==========   ==========   ==========   ==========
Dividends per share, as adjusted (4) ............   $     0.36   $     0.30   $     0.24   $     0.37   $     0.15
                                                    ==========   ==========   ==========   ==========   ==========

                                                                  At or For the Year Ended December 31,
                                                    --------------------------------------------------------------
                                                       2002         2001         2000         1999         1998
                                                    --------------------------------------------------------------
SELECTED FINANCIAL RATIOS:
Return on average assets (2)(3) .................         1.12%        1.21%        1.11%        1.25%        1.12%
Return on average stockholders' equity (2)(3) ...        11.11        10.92         9.77         8.07         7.50
Average stockholders' equity to average assets ..        10.06        11.09        11.32        15.53        14.89
Stockholders' equity to total assets ............         9.36        10.35        10.88        12.52        15.82
===================================================================================================================

(1) Includes federal funds sold and investment in the stock of the Federal Home Loan Bank of New York ("FHLB-NY").

(2) Includes the effect of the sale of the Eatontown branch that realized a $1.1 million gain, or $687,000 net of tax, in 1998.

(3) Includes the effect of a non-recurring merger-related charge for the acquisition of Pulse Bancorp totaling $2.1 million, or $1.7 million net of tax, in 1998.

(4) Per share data gives effect to the exchange of 3.9133 shares of Company Common Stock for each share of Bank Common Stock in connection with the 1998 conversion and reorganization of First Savings Bancshares, MHC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND COMPARISON OF OPERATING RESULTS
================================================================================

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

RESTATEMENTS

The Company has restated its financial results for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 to conform its accounting for the Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent changes in the fair value of stock held in the rabbi trust for the Directors' Deferred Fee Plan as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation. The Company has determined that a deferred compensation obligation liability is required to be recognized for the fair value of the common stock held in the rabbi trust for the Directors' Deferred Fee Plan, with changes in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost. The restatements resulted in net income being reduced by $1.2 million, $826,000, $1.3 million, $0 and $0 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. In addition, the restatements included a reduction to total stockholders' equity of $6.3 million at September 30, 1998, the required adoption date of EITF Issue 97-14. The restatements also had the effect of reducing the number of shares outstanding for book value and earnings per share calculations for all periods presented. For additional information regarding the restatements, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 hereof. Restated unaudited quarterly financial data is presented in Note 18 of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Comparison of Operating Results" is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2002, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND DECEMBER 31, 2001

ASSETS. Total assets increased by $118.7 million, or 5.5%, to $2.3 billion at December 31, 2002. The change in assets consisted primarily of increases in mortgage-backed securities ("MBS"), investment securities available for sale and cash and cash equivalents, partially offset by decreases in loans receivable and other assets.

MBS available for sale increased $147.8 million, or 23.0%, to $790.6 million at December 31, 2002, from $642.7 million at December 31, 2001. The increase was primarily due to purchases of $585.1 million exceeding sales and principal repayments of $164.9 million and $275.5 million, respectively, for 2002. Purchases consisted primarily of MBS issued by U.S. government-sponsored agencies. At December 31, 2002, approximately 66% of the Company's MBS had adjustable rates and the MBS portfolio had a modified duration of 3.3 years.

Investment securities available for sale increased $6.2 million, or 5.8%, to $114.2 million as of December 31, 2002, from $108.0 million at December 31, 2001. For 2002, purchases totaled $75.8 million, while sales, calls and maturities totaled $73.1 million. Purchases during 2002 consisted primarily of debt securities issued by U.S. government-sponsored agencies and corporations.

Loans receivable, net totaled $1.2 billion at December 31, 2002, a decrease of $41.6 million, or 3.3%, from December 31, 2001. Loan originations totaled $623.5 million for 2002, compared to $486.6 million for 2001. The increase in loan originations in 2002, compared with 2001, was largely attributable to the prolonged, historically low interest rate environment experienced throughout 2002. Fixed-rate, one-to-four family first mortgage loan originations totaled $163.9 million, or 26.3% of total production, while adjustable-rate, one-to-four family mortgage loans accounted for $167.1 million, or 26.8% of total originations for 2002. Consumer loan originations, including home equity loans and credit lines, totaled $135.4 million, or 21.7% of total originations, while construction lending totaled $95.0 million, or 15.2% of total originations. Commercial real estate, commercial and multi-family loan originations totaled $62.3 million, or 10.0% of total originations. Mortgage loans purchased totaled $27.6 million in 2002, compared with $19.1 million in 2001. Loans purchased were primarily adjustable-rate, one-to-four family mortgages underwritten internally, with rates higher than those currently offered by the Company.

Repayment of principal on loans totaled $644.7 million for 2002, compared to $398.7 million for 2001. Included in the repayment of principal on loans, mortgage loan refinancing totaled $110.6 million for 2002, compared with $72.0 million for 2001. The Company also sold $46.6 million of primarily fixed-rate, one-to-four family mortgage loans during 2002 as part of its ongoing interest rate risk management process. At December 31, 2002, one-to-four family mortgage loans comprised 68.9% of total loans receivable, net of loans in process, while commercial real estate, multi-family and construction loans comprised 21.0%, and home equity loans accounted for 9.1% of the loan portfolio. In comparison, at December 31, 2001, one-to-four family mortgage loans comprised 68.4% of total loans receivable, net of loans in process, while commercial real estate, multi-family and construction loans comprised 20.9%, and home equity loans accounted for 9.0% of the loan portfolio. The Company intends to prudently expand its non-residential mortgage lending activities while maintaining its underwriting standards and commitment to community-based lending, increasing lending and support staff as dictated by market conditions. While management intends to continue emphasizing the origination of loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company.

Other assets decreased $4.2 million to $37.2 million at December 31, 2002, compared with $41.4 million at December 31, 2001. The decrease was primarily attributable to the receipt in 2002 of income taxes receivable which were outstanding at December 31, 2001.

Cash and cash equivalents increased $12.1 million, or 22.4%, to $65.9 million as of December 31, 2002, from $53.9 million at December 31, 2001, as a result of the rapid rate of prepayments on loans and MBS attributable to the historically low interest rate environment. The Company's intent is to prudently deploy investable funds in a manner which does not expose it to significant interest rate or market risk.

LIABILITIES. Deposits increased $72.7 million, or 5.5%, to $1.4 billion at December 31, 2002. Core deposits, consisting of checking, savings and money market accounts, increased $124.4 million, or 18.8%, while certificates of deposit declined

$51.7 million, or 7.9%. The opening of the Somerset branch in February 2002 and the first full year of operation for our Internet banking and bill payment service, FSBOnline, contributed to this deposit growth, as did the efforts of the Company's business development officers and the sales training afforded our branch personnel. The decrease in certificates of deposit occurred primarily in the one-year and six-month maturity categories, and was part of a concerted effort to prudently price deposit products and reduce overall funding costs, while developing and maintaining core relationships. At December 31, 2002, core deposits accounted for 56.6% of total deposits, up from 50.2% at December 31, 2001. The Company intends to continue its emphasis on core deposit relationships, differentiating itself through exemplary service and comprehensive product offerings.

Borrowed funds increased $50.8 million, or 9.3%, to $596.7 million at December 31, 2002. The increased borrowed funds were used to fund loan originations and repurchases of the Company's common stock, as well as MBS and investment securities purchases. The Company manages its borrowing levels as a means of mitigating interest rate risk and/or reducing funding costs.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased $10.1 million for 2002. The Company repurchased $36.0 million of its common stock during 2002 as part of its ongoing capital management strategy. This represented 2.6 million shares at an average cost of $13.82 per share. Stockholders' equity was further reduced by cash dividends totaling $10.1 million declared and paid in 2002. These decreases were partially offset by net income of $24.9 million, an increase in accumulated other comprehensive income of $7.6 million as a result of the increase in market values of investment securities and MBS available for sale, net of related tax benefit, and net amortization of benefit plans totaling $3.4 million. Book value and tangible book value per share were $7.71 and $7.54, respectively, at December 31, 2002, compared to $7.40 and $7.22, respectively, at December 31, 2001.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

RESULTS OF OPERATIONS. For the year ended December 31, 2002, basic and diluted earnings per share totaled $0.90 and $0.88, respectively, representing increases of 7.9% and 7.4%, respectively, over basic and diluted earnings per share of $0.84 and $0.82, respectively, for the year ended December 31, 2001. Net income for 2002 totaled $24.9 million, an increase of $419,000, or 1.7%, compared with net income of $24.5 million for 2001. Return on average equity improved to 11.11% for 2002, from 10.92% for 2001. Return on average assets was 1.12% for 2002, compared with 1.21% for 2001.

Fiscal 2002 results were adversely affected by two events precipitated by alleged acts of fraud and/or misrepresentation. As previously reported on Form 8-K, the Company recorded an impairment charge totaling $1.2 million, or $0.04 per diluted share, net of tax, related to the liquidation of WorldCom, Inc. corporate bonds. In addition, the Company substantially increased its provision for loan losses during the year due to a $1.4 million charge-off on a participation loan to an insurance premium financier. At December 31, 2002, both of these items have been fully resolved with no remaining related balances recorded in the Company's consolidated financial statements.

INTEREST INCOME. Interest income decreased $7.6 million, or 5.7%, to $126.0 million for 2002, compared to $133.6 million for 2001. Interest on loans decreased $5.5 million, or 6.1%, to $84.2 million for 2002, compared to $89.7 million for 2001. The average balance of the loan portfolio for 2002 increased $43.5 million to $1.3 billion, from $1.2 billion for 2001, while the average yield on the portfolio decreased to 6.67% for 2002, from 7.35% for 2001. The decline in yield was attributable to cash flows from loan prepayments being replaced by new loans with lower market yields and adjustable-rate loans repricing to lower current interest rates. The majority of the Company's adjustable-rate loans adjust by a maximum of 2.00% per year.

Interest on investment securities and MBS available for sale decreased $2.1 million, or 4.8%, to $41.8 million for 2002, compared to $43.9 million for 2001. The average balance of investment securities and MBS available for sale totaled $888.1 million, with an average yield of 4.70% for 2002, compared with an average balance of $735.6 million, with an average yield of 5.97% for 2001. The decline in yield was attributable to the reinvestment of cash flows from the repayment and prepayment of MBS and called or matured securities at lower market interest rates throughout 2002, as well as the downward repricing of variable rate investments.

INTEREST EXPENSE. Interest expense decreased $12.3 million, or 16.4%, to $62.4 million for 2002, compared to $74.7 million for 2001. Interest expense on deposits decreased $14.8 million, or 31.3%, to $32.5 million for 2002, compared to $47.2 million for 2001. The decreased interest expense on deposits was primarily attributable to a reduction in interest paid on certificates of deposit of $12.6 million. The average cost of certificates of deposit for 2002 was 3.37%, compared to 5.11% for 2001. The average balance of certificates of deposit was $628.5 million for 2002, compared with $660.1 million for 2001. The average balance of core deposits was $735.2 million for 2002, compared to $603.5 million for 2001. The average interest cost on interest-bearing core deposits for 2002 was 1.69%, compared to 2.44% for 2001. In addition, non-interest bearing accounts averaged $67.1 million for 2002, up from $53.4 million for 2001. Average core deposits to total average deposits improved to 53.9% for 2002, from 47.8% for 2001.

Interest on borrowed funds for 2002 increased $2.5 million, or 9.1%, to $30.0 million, compared to $27.5 million for 2001. The average interest cost of borrowed funds declined to 5.10% for 2002, from 5.54% for 2001, while average borrowings for 2002 totaled $588.0 million, compared with $495.7 million for 2001. Borrowings that are scheduled to mature in 2003 total $60.0 million with an average interest rate of 4.55%.

NET INTEREST INCOME. Net interest income increased $4.7 million, or 8.0%, to $63.6 million for 2002, compared to $58.9 million for 2001. The increase was due to the changes in interest income and interest expense described previously. Changes in earning asset yields and interest-bearing liability costs reflect downward interest rate movements throughout 2001 and 2002, as the Federal Reserve moved to reduce the federal funds rate twelve times, from 6.5% at January 1, 2001 to 1.25% at December 31, 2002. Net interest spread, defined as the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased ten basis points to 2.55% in 2002, from 2.45% in 2001. This increase was due to a decrease in the cost of interest-bearing liabilities to 3.31% for 2002, from 4.38% in 2001, partially offset by a decrease in the yield on interest-earning assets to 5.86%, from 6.83% for the same respective periods. The net interest margin, defined as net interest income divided by average total interest-earning assets, decreased five basis points to 2.96% in 2002, compared to 3.01% in 2001. The decline in net interest margin is attributable to the rapid decline in earning asset yields resulting from loan refinancings and prepayments of loans and MBS, with resulting cash flows being reinvested at lower market rates. The purchase of $25.0 million of Bank Owned Life Insurance ("BOLI") in June 2001, contributed to earnings and return on equity growth but reduced interest-earning assets and related net interest income, thereby adversely impacting net interest margin. BOLI is classified in Other assets on the statement of financial condition and related income is classified as non-interest income. Common stock repurchases totaling $36.0 million during 2002 further reduced earning assets and impacted net interest margin. The Company anticipates continued pressure on the net interest margin as interest rates remain at historic lows, partially offset by favorable liability repricing in 2003.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $660,000 to $1.3 million for 2002, compared to $650,000 for 2001. The increased provision was largely attributable to a $1.4 million charge against the allowance for loan losses recorded in June 2002, relating to a participation loan to an insurance premium financier. This charge-off was precipitated by alleged acts of fraud and/or misrepresentation. The Company has received payment in full settlement of the remaining loan balance and has no further exposure to this item. At December 31, 2002, the Company holds no other insurance premium financing loans, nor does it have any other loans similar to this loan wherein the primary collateral is a surety bond.

The provision for loan losses was based upon management's review and evaluation of the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, general market and economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the existence and net realizable value of the collateral and guarantees securing the loans. Total non-performing loans totaled $1.8 million, or 0.15% of loans at December 31, 2002 and 2001. The allowance for loan losses represented 1.06% of total loans, net of in-process loans, or 7.27 times non-performing loans at December 31, 2002, compared with 1.03% of total loans, or 6.99 times non-performing loans at December 31, 2001. In management's opinion, the allowance for loan losses, totaling $12.8 million, was adequate to cover losses inherent in the portfolio at December 31, 2002.

NON-INTEREST INCOME. Non-interest income, consisting primarily of loan prepayment penalties, deposit product fees and service charges, gains and losses on loans and securities sold, income on BOLI and loan servicing fees, increased $2.1 million, or 46.9%, to $6.5 million for 2002, from $4.5 million for 2001. The Company recorded fee and service charge income of $3.9 million in 2002, compared with $2.4 million in 2001. The increase was a result of prepayment penalties on commercial mortgage loans, growth in the assessable customer base and the implementation of new fee and service charge levels in the second half of 2002, following a periodic review of fee structures. Income attributable to the increase in cash surrender value of BOLI, purchased in June 2001, amounted to $1.5 million for 2002, compared with $791,000 for 2001.

NON-INTEREST EXPENSE. Non-interest expense increased $3.9 million, or 14.2%, to $31.1 million for 2002, compared to $27.2 million for 2001. The increase was attributable to distributions on preferred capital securities issued in November 2001, which totaled $2.0 million for 2002, compared with $194,000 for 2001. In addition, compensation and benefits expense grew $1.9 million as a result of increased healthcare and other benefit costs, including costs associated with the retirement of the Company's former CEO in December 2002, and non-cash compensation expense related to the Company's Employee Stock Ownership Plan ("ESOP") and Deferred Directors Fee Plan as a result of appreciation in the Company's stock price. Non-interest expense (excluding core deposit amortization and distributions on preferred capital securities) divided by average assets was 1.27% for 2002, compared with 1.29% for the prior year. The efficiency ratio (non-interest expense, excluding distributions on preferred capital securities, divided by the sum of net interest income plus non-interest income, excluding gains and losses on the sale of loans and securities) was 41.8% for 2002, compared with 43.0% in 2001.

INCOME TAX EXPENSE. On July 2, 2002, the State of New Jersey passed the Business Tax Reform Act, which was retroactive to January 1, 2002. Among other things, this legislation repealed the 3% Savings Institution Tax and imposed a 9% Corporation Business Tax on savings institutions, as well as enacting new Alternative Minimum Assessment rules on a corporation's gross receipts or gross profits. Largely as a result of this legislation, the Company's effective tax rate increased to 34.0% for 2002, from 31.0% for 2001.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

RESULTS OF OPERATIONS. For the year ended December 31, 2001, basic and diluted earnings per share totaled $0.84 and $0.82, respectively, representing increases of 25.1% and 23.4%, respectively, over basic and diluted earnings per share of $0.67 and $0.66, respectively, for the year ended December 31, 2000. Net income for 2001 totaled $24.5 million, an increase of $2.8 million, or 12.9%, compared with net income of $21.7 million for 2000. Return on average equity improved to 10.92% for 2001, from 9.77% for 2000. Return on average assets improved to 1.21% for 2001, from 1.11% for 2000.

INTEREST INCOME. Interest income decreased $3.2 million, or 2.3%, to $133.6 million for 2001, compared to $136.8 million for 2000. Interest on loans increased $5.5 million, or 6.5%, to $89.7 million for 2001, compared to $84.2 million for 2000. The average balance of the loan portfolio for 2001 increased to $1.2 billion, from $1.1 billion for 2000, while the average yield on the portfolio decreased to 7.35% for 2001, from 7.51% for 2000.

Interest on investment securities and MBS available for sale decreased $8.7 million, or 16.6%, to $43.9 million for 2001, compared to $52.6 million for 2000. The average balance of investment securities and MBS available for sale totaled $735.6 million, with an average yield of 5.97% for 2001, compared with an average balance of $818.0 million, with an average yield of 6.43% for 2000. The decline in yield was attributable to the reinvestment of cash flows from the repayment and prepayment of MBS and callable agency securities at lower market interest rates throughout 2001, as well as the downward repricing of variable rate investments.

INTEREST EXPENSE. Interest expense decreased $4.2 million, or 5.3%, to $74.7 million for 2001, compared to $78.9 million for 2000. Interest expense on deposits decreased $771,000, or 1.6%, to $47.2 million for 2001, compared to $48.0 million for 2000. The decreased interest expense on deposits was primarily attributable to a reduction in interest paid on certificates of deposit of $1.0 million, partially offset by increased interest paid on NOW, money market and savings accounts resulting from increased deposit balances. The average cost of certificates of deposit for 2001 was 5.11%, compared to 5.38% for 2000. The average balance of certificates of deposit was $660.1 million for 2001, compared with $646.8 million for 2000. The average balance of core deposits was $603.5 million for 2001, compared to $568.8 million for 2000. The average interest cost on interest-bearing core deposits for 2001 was 2.44%, compared to 2.54% for 2000. Non-interest bearing accounts averaged $53.4 million for 2001, up from $48.6 million for 2000. Average core deposits to total average deposits improved to 47.8% for 2001, from 46.8% for 2000.

Interest on borrowed funds for 2001 decreased $3.4 million, or 11.1%, to $27.5 million, compared to $30.9 million for 2000. The average interest cost of borrowed funds declined to 5.54% for 2001, from 6.14% for 2000. Average borrowings for 2001 totaled $495.7 million, compared with $503.4 million for 2000.

NET INTEREST INCOME. Net interest income increased $984,000, or 1.7%, to $58.9 million for 2001, compared to $57.9 million for 2000. The increase was due to the changes in interest income and interest expense described previously. Changes in earning asset yields and interest-bearing liability costs reflect downward interest rate movements throughout 2001, as the Federal Reserve moved to reduce the federal funds rate eleven times, from 6.5% at January 1, 2001 to 1.75% at December 31, 2001. Net interest spread increased 12 basis points to 2.45% in 2001, from 2.33% in 2000. This increase was due to a decrease in the cost of interest-bearing liabilities to 4.38% for 2001, from 4.72% in 2000, partially offset by a decrease in the yield on interest-earning assets to 6.83%, from 7.05% for the same respective periods. The net interest margin increased two basis points to 3.01% in 2001, compared to 2.99% in 2000. Net interest margin growth was constrained in 2001 by $138.5 million in leveraged securities purchases, which enhanced earnings and return on equity, but reduced net interest margin. In addition, the purchase of $25.0 million of BOLI also contributed to earnings and return on equity growth but reduced earning assets and related net interest income. Common stock repurchases totaling $22.2 million during 2001 further reduced earning assets and impacted net interest margin.

PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $791,000, or 54.9%, to $650,000 for 2001, compared to $1.4 million for 2000. The allowance for loan losses represented 1.03% of total loans, or 6.99 times non-performing loans at December 31, 2001, compared with 1.03% of total loans, or 5.17 times non-performing loans at December 31, 2000.

NON-INTEREST INCOME. Non-interest income increased $2.2 million, or 96.3%, to $4.5 million for 2001, compared to $2.3 million for 2000. Net gains on sales of loans and securities totaled $587,000 for 2001, compared to net losses totaling $876,000 for 2000. Proceeds from the sales of loans and securities in 2001 were used to purchase BOLI, repurchase the Company's common stock and fund current operations. Sales of loans and securities and related gains and losses are dependent on market conditions, as well as the Company's liquidity and risk management needs. Income attributable to the increase in cash surrender value of BOLI, purchased in June 2001, amounted to $791,000 for 2001.

NON-INTEREST EXPENSE. Non-interest expense increased $571,000, or 2.1%, to $27.2 million for 2001, compared to $26.6 million for 2000. The increase was primarily attributable to increases in several general and administrative expense categories, including legal, stationery, printing and supplies and insurance. In addition, accrual of distributions on preferred capital securities issued in November 2001, amounted to $194,000 for 2001.

Non-interest expense (excluding core deposit amortization and distributions on preferred capital securities) divided by average assets was 1.29% for 2001, compared with 1.31% for the prior year. The efficiency ratio was 43.0% for 2001, compared with 43.6% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is a measure of its ability to generate sufficient cash flows to meet all of its current and future financial obligations and commitments. The Company's primary sources of funds are deposits; proceeds from principal and interest payments on loans and MBS; sales of loans, MBS and investments available for sale; maturities or calls of investment securities and advances from the Federal Home Loan Bank of New York ("FHLB-NY") and other borrowed funds. While maturities and scheduled amortization of loans and MBS are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of loans. During 2002, 2001 and 2000, the Company originated loans in the amounts of $623.5 million, $486.6 million and $329.2 million, respectively. The Company also purchases loans and mortgage-backed and investment securities. Purchases of mortgage loans totaled $27.6 million, $19.1 million and $87.8 million in 2002, 2001 and 2000, respectively. Purchases of MBS totaled $585.1 million, $549.1 million and $153.9 million in 2002, 2001 and 2000, respectively. Purchases of investment securities totaled $75.8 million, $59.3 million and $66.7 million for 2002, 2001 and 2000, respectively. The investing activities were funded primarily by principal repayments on loans and MBS of $920.2 million, $545.7 million and $329.4 million for 2002, 2001 and 2000, respectively. Additionally, proceeds from sales, calls and maturities of mortgage-backed and investment securities totaling $238.5 million, $407.8 million and $247.3 million for 2002, 2001 and 2000, respectively, provided additional liquidity. Liquidity was also provided by proceeds from sales of loans totaling $46.6 million, $46.6 million and $9.7 million for 2002, 2001 and 2000, respectively.

The Company has several other sources of liquidity, including FHLB-NY advances. At December 31, 2002, such advances totaled $140.7 million, of which $15.0 million are due in 2003. If necessary, the Company has additional borrowing capacity with the FHLB-NY, including an available overnight line of credit of up to $50.0 million. The Company also had other borrowings that provided additional liquidity, totaling $456.0 million at December 31, 2002, $45.0 million of which are contractually due in 2003. Other sources of liquidity include unpledged investment and mortgage-backed securities available for sale, with a market value totaling $421.6 million at December 31, 2002.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2002, the Company had commitments to originate and purchase mortgage loans of $113.0 million. The Company is obligated to pay $2.3 million under its lease agreements for branch and administrative facilities, of which $470,000 is due in 2003. Certificates of deposit scheduled to mature in one year or less totaled $453.6 million at December 31, 2002. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

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

MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit activities. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management actively monitors and manages its interest rate risk exposure.

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

The Company utilizes the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of fixed-rate mortgage loans having terms to maturity of not more than 22 years, adjustable-rate loans and consumer loans consisting primarily of home equity loans and lines of credit; (2) selling substantially all fixed-rate conforming mortgage loans with terms of thirty years without recourse and on a servicing-retained basis; (3) investing primarily in adjustable-rate and short average-life MBS, which may generally bear lower yields as compared to longer-term investments, but which better position the Company for increases in market interest rates, and holding these securities as available for sale; and (4) investing in U.S. government and agency securities that have call features which, historically, have significantly decreased the duration of such securities. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments, but may do so in the future to mitigate interest rate risk.

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

The greater the potential change, positive or negative, in NII or EVE, the more interest rate risk is assumed to exist within the institution. The following table lists the Company's percentage change in NII and EVE assuming an immediate change of plus or minus up to 200 basis points from the level of interest rates at December 31, 2002 and 2001, as calculated by the Company.

                                  PERCENTAGE CHANGE       PERCENTAGE CHANGE
                                        IN NII                  IN EVE
   CHANGE IN INTEREST RATES     -----------------------------------------------
 IN BASIS POINTS (RATE SHOCK)      2002        2001        2002        2001
------------------------------  ----------  ----------  ----------  -----------
             +200                     4          10           4           4
             +100                     3           6           1           4
            Static                   --          --          --          --
             -100                    -9         -10         -14         -12
             -200                   -21         -20         -24         -24


Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NII and EVE requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the model presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities and also does not consider the Company's strategic plans. Accordingly, although the EVE and NII models provide an indication of the Company's IRR exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

The results of the IRR analysis described above depict the Company's asset sensitive position at December 31, 2002. This asset sensitivity is expected to decline somewhat in the coming months, as management anticipates that near-term cash flows from loan and MBS refinancing and prepayments will diminish. The
Company has managed its IRR position with a rising rate bias at December 31, 2002, as management believes we are at or near the trough in the interest rate and economic cycle. Accordingly, IRR model results at December 31, 2002 under rising rate scenarios are favorable while results under declining rate scenarios are unfavorable. All results are within Board-approved risk management limits.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Disclosure relating to market risk is included in Item 7 hereof.

ITEM 8.  FINANCIAL STATEMENTS

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share amounts)

                                                              December 31,
                                                        -----------------------
                                                        (RESTATED)   (Restated)
                                                           2002         2001
                                                        ----------   ----------

ASSETS
Cash and due from banks ..............................  $   21,695   $   33,875
Federal funds sold ...................................      44,250       20,000
                                                        ----------   ----------
  Total cash and cash equivalents ....................      65,945       53,875
Federal Home Loan Bank of New York (FHLB-NY) stock,
  at cost ............................................      20,835       20,541
Investment securities available for sale .............     114,219      107,988
Mortgage-backed securities available for sale ........     790,562      642,716
Loans receivable, net ................................   1,201,210    1,242,779
Interest and dividends receivable ....................      11,055       12,039
Premises and equipment, net ..........................      15,882       16,014
Core deposit intangibles .............................       4,568        5,411
Other assets .........................................      37,203       41,371
                                                        ----------   ----------
     Total assets ....................................  $2,261,479   $2,142,734
                                                        ==========   ==========
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits .............................................  $1,387,986   $1,315,264
Borrowed funds .......................................     596,663      545,814
Advances by borrowers for taxes and insurance ........       9,615        9,735
Other liabilities ....................................      30,643       25,218
                                                        ----------   ----------
  Total liabilities ..................................   2,024,907    1,896,031
                                                        ----------   ----------

Commitments and contingencies (Note 14)

Company-obligated mandatorily redeemable
  preferred capital securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company ..........................      25,000       25,000
                                                        ----------   ----------

STOCKHOLDERS' EQUITY
Preferred stock; authorized 10,000,000 shares;
  issued and outstanding - none ......................          --           --
Common stock, $.01 par value, 85,000,000 shares
  authorized;
    43,106,742 and 27,444,098 shares issued
    and outstanding in 2002 and
    43,106,742 and 29,962,574 shares issued
    and outstanding in 2001 ..........................         430          430
Paid-in capital ......................................     205,915      204,544
Retained earnings ....................................     161,453      147,159
Accumulated other comprehensive income ...............       9,776        2,178
Common stock acquired by the Employee Stock
  Ownership Plan (ESOP) ..............................      (9,404)     (10,321)
Common stock acquired by the Recognition and
  Retention Plan (RRP) ...............................      (1,032)      (1,910)
Treasury stock (14,586,591 and 12,088,836 common
  shares in 2002 and 2001, respectively) .............    (145,480)    (110,571)
Common stock acquired by Deferred Directors' Fee
  Plan (DDFP)
    (977,930 and 977,543 common shares in 2002
    and 2001, respectively) ..........................      (2,412)      (2,132)
DDFP Transition Differential .........................      (7,674)      (7,674)
                                                        ----------   ----------
     Total stockholders' equity ......................     211,572      221,703
                                                        ----------   ----------
     Total liabilities and stockholders' equity ......  $2,261,479   $2,142,734
                                                        ==========   ==========


See accompanying notes to the consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                                 Year Ended December 31,
                                          -------------------------------------
                                          (RESTATED)    (Restated)   (Restated)
                                              2002         2001         2000
                                          -----------  -----------  -----------

INTEREST INCOME:
  Loans ................................. $    84,219  $    89,678  $    84,174
  Investment and mortgage-backed
    securities available for sale .......      41,783       43,907       52,615
                                          -----------  -----------  -----------
     Total interest income ..............     126,002      133,585      136,789
                                          -----------  -----------  -----------

INTEREST EXPENSE:
 Deposits:
   NOW and money market demand ..........       7,725        9,654        9,452
   Savings ..............................       3,543        3,790        3,744
   Certificates of deposit ..............      21,189       33,764       34,783
                                          -----------  -----------  -----------
     Total interest expense - deposits ..      32,457       47,208       47,979
  Borrowed funds ........................      29,964       27,476       30,893
                                          -----------  -----------  -----------
     Total interest expense .............      62,421       74,684       78,872
                                          -----------  -----------  -----------
     Net interest income ................      63,581       58,901       57,917
Provision for loan losses ...............       1,310          650        1,441
                                          -----------  -----------  -----------
     Net interest income after
       provision for loan losses ........      62,271       58,251       56,476
                                          -----------  -----------  -----------

NON-INTEREST INCOME:
  Fees and service charges ..............       3,892        2,416        2,400
  Net gain (loss) on sales of loans
    and securities ......................         525          587         (876)
  Income on Bank Owned Life
    Insurance (BOLI) ....................       1,499          791           --
  Other, net ............................         627          661          745
                                          -----------  -----------  -----------
     Total non-interest income ..........       6,543        4,455        2,269
                                          -----------  -----------  -----------

NON-INTEREST EXPENSE:
  Compensation and benefits .............      18,542       16,648       16,641
  Occupancy .............................       2,259        2,255        2,312
  Equipment .............................       1,695        1,698        1,692
  Advertising ...........................         983        1,062        1,102
  Federal deposit insurance premium .....         234          235          258
  Amortization of core deposit
    intangibles .........................         843          848          847
  Distributions on preferred
    capital securities ..................       1,978          194           --
  General and administrative ............       4,524        4,265        3,782
                                          -----------  -----------  -----------
     Total non-interest expense .........      31,058       27,205       26,634
                                          -----------  -----------  -----------

     Income before income tax expense ...      37,756       35,501       32,111

Income tax expense ......................      12,852       11,016       10,414
                                          -----------  -----------  -----------

     Net income ......................... $    24,904  $    24,485  $    21,697
                                          ===========  ===========  ===========

Basic earnings per share ................ $      0.90  $      0.84  $      0.67
                                          ===========  ===========  ===========

Diluted earnings per share .............. $      0.88  $      0.82  $      0.66
                                          ===========  ===========  ===========
Weighted average shares
  outstanding - Basic ...................  27,630,380   29,313,479   32,488,800
                                          ===========  ===========  ===========

Weighted average shares
  outstanding - Diluted .................  28,401,420   29,998,256   32,807,270
                                          ===========  ===========  ============

--------------------------------------------------------------------------------
See accompanying notes to the consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)
                                                       ACCUMULATED
                                                          OTHER
                                                         COMPRE-     COMMON    COMMON               COMMON     DDFP
                                                         HENSIVE     STOCK     STOCK                STOCK   TRANSITION     TOTAL
                             COMMON   PAID-IN  RETAINED   INCOME    ACQUIRED  ACQUIRED   TREASURY  ACQUIRED   DIFFER-  STOCKHOLDERS'
                              STOCK   CAPITAL  EARNINGS   (LOSS)     BY ESOP   BY RRP     STOCK     BY DDFP   ENTIAL      EQUITY
                              -----  --------  --------  --------   --------   -------  ---------   -------   -------   ---------
Balance at December 31, 1999
  (originally reported) ...... $ 431  $200,781  $117,922  $(17,302)  $(12,156)  $(3,867) $ (41,229)  $    --   $    --   $ 244,580

Cumulative restatements to
  prior periods ..............    --     2,443       275        --         --        --         --    (1,617)   (6,981)     (5,880)
                               -----  --------  --------  --------   --------   -------  ---------   -------   -------   ---------
Balance at December 31, 1999
  (restated) .................   431   203,224   118,197  $(17,302)   (12,156)   (3,867)   (41,229)   (1,617)   (6,981)    238,700

Comprehensive income:
  Net income for the year
    ended December 31, 2000
    (restated) ...............    --        --    21,697        --         --        --         --        --        --      21,697
  Other comprehensive income:
    Unrealized holding gains
      arising during the
      period (net of tax
      of $4,749) .............    --        --        --     8,184         --        --         --        --        --       8,184
    Reclassification adjustment
      for losses in net income
      (net of tax of $314) ...    --        --        --       584         --        --         --        --        --         584
                                                                                                                         ---------
Total comprehensive income ...                                                                                              30,465
                                                                                                                         ---------
Cash dividends declared
  ($0.24 per share) ..........    --        --    (7,840)       --         --        --         --        --        --      (7,840)

Exercise of stock options ....    --        --      (224)       --         --        --        367        --        --         143
Tax benefit on stock options
  and awards .................    --       690        --        --         --        --         --        --        --         690
Purchase and retirement of
  common stock ...............    (1)     (278)       --        --         --        --         --        --        --        (279)
Purchases of treasury stock ..    --        --        --        --         --        --    (48,646)       --        --     (48,646)
Increase in fair value of
  stock held in DDFP .........    --       243        --        --         --        --         --        --      (693)       (450)

Increase in cost of
  DDFP, net ..................    --        --        --        --         --        --         --      (164)       --        (164)
Amortization of RRP ..........    --        --        --        --         --     1,079         --        --        --       1,079
  ESOP expense ...............    --        71       (57)       --        918        --         --        --        --         932

                               -----  --------  --------  --------   --------   -------  ---------   -------   -------   ---------
Balance at December 31, 2000
  (restated) .................   430   203,950   131,773    (8,534)   (11,238)   (2,788)   (89,508)   (1,781)   (7,674)    214,630

Comprehensive income:
  Net income for the year
    ended December 31, 2001
    (restated) ...............    --        --    24,485        --         --        --         --        --        --      24,485
  Other comprehensive income:
    Unrealized holding gains
      arising during the
      period (net of tax of
      $6,014) ................    --        --        --    11,115         --        --         --        --        --      11,115
    Reclassification adjustment
      for gains in net income
      (net of tax of $(218))..    --        --        --      (403)        --        --         --        --        --        (403)
                                                                                                                         ---------
Total comprehensive income ...                                                                                              35,197
                                                                                                                         ---------
Cash dividends declared
  ($0.30 per share) ..........    --        --    (8,861)       --         --        --         --        --        --      (8,861)
Exercise of stock options ....    --        --      (238)       --         --        --      1,164        --        --         926
Tax benefit on stock options
  and awards .................    --       394        --        --         --        --         --        --        --         394
Purchase and retirement
  of common stock ............    --      (110)       --        --         --        --         --        --        --        (110)
Purchases of treasury stock ..    --        --        --        --         --        --    (22,227)       --        --     (22,227)
Increase in cost of
  DDFP, net ..................    --        --        --        --         --        --         --      (351)       --        (351)
Amortization of RRP ..........    --        --        --        --         --       878         --        --        --         878
  ESOP expense ...............    --       310        --        --        917        --         --        --        --       1,227
                               -----  --------  --------  --------   --------   -------  ---------   -------   -------   ---------

Balance at December 31, 2001
  (restated) .................   430   204,544   147,159     2,178    (10,321)   (1,910)  (110,571)   (2,132)   (7,674)    221,703

Comprehensive income:
  Net income for the year
    ended December 31, 2002
    (restated) ...............    --        --    24,904        --         --        --         --        --        --      24,904
  Other comprehensive income:
    Unrealized holding gains
      arising during the period
      (net of tax of $4,292)..    --        --        --     7,921         --        --         --        --        --       7,921
    Reclassification adjustment
      for gains in net income
      (net of tax of $(174))..    --        --        --      (323)        --        --         --        --        --        (323)
                                                                                                                         ---------
Total comprehensive income ...                                                                                              32,502
                                                                                                                         ---------
Cash dividends declared
  ($0.36 per share) ..........    --        --   (10,068)       --         --        --         --        --        --     (10,068)
Exercise of stock options ....    --        --      (542)       --         --        --        846        --        --         304
Tax benefit on stock options
  and awards .................    --     1,181        --        --         --        --         --        --        --       1,181
Purchase and retirement of
  common stock ...............    --      (273)       --        --         --        --         --        --        --        (273)
Purchases of treasury stock ..    --        --        --        --         --        --    (35,755)       --        --     (35,755)
Increase in cost of
  DDFP, net ..................    --        --        --        --         --        --         --      (280)       --        (280)
Amortization of RRP ..........    --        --        --        --         --       878         --        --        --         878
  ESOP expense ...............    --       463        --        --        917        --         --        --        --       1,380
                               -----  --------  --------  --------   --------   -------  ---------   -------   -------   ---------
Balance at December 31, 2002
  (restated) ................. $ 430  $205,915  $161,453  $  9,776   $ (9,404)  $(1,032) $(145,480)  $(2,412)  $(7,674)  $ 211,572
                               =====  ========  ========  ========   ========   =======  =========   =======   =======   =========

See accompanying notes to the consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                                                              Year Ended December 31,
                                                                                              -----------------------------------
                                                                                              (RESTATED)   (Restated)   (Restated)
                                                                                                 2002          2001        2000
                                                                                               --------     --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................................    $ 24,904     $ 24,485     $21,697
  Adjustments to reconcile net
    income to net cash provided by operating activities:
    Depreciation of premises and equipment ................................................       1,416        1,353       1,339
    Amortization of core deposit intangibles ..............................................         843          848         847
    ESOP expense ..........................................................................       1,380        1,227         932
    Amortization of RRP ...................................................................         878          878       1,079
    DDFP expense ..........................................................................       1,799        1,271       1,956
    Income on BOLI ........................................................................      (1,499)        (791)         --
    Provision for loan losses .............................................................       1,310          650       1,441
    Provision for losses on real estate owned .............................................          --            3          --
    Net (gain) loss on sales of loans and securities ......................................        (525)        (587)        876
    Loans originated for sale .............................................................     (41,655)     (51,968)    (10,041)
    Proceeds from sales of mortgage loans available for sale ..............................      46,587       46,625       9,786
    Net loss (gain) on sales of real estate owned .........................................          10         (188)        (14)
    Net loss on sales of premises and equipment ...........................................          --          102          --
    Net amortization of premiums and accretion of discounts and deferred fees .............       5,022        3,194         387
    Decrease (increase) in interest and dividends receivable ..............................         984        1,442      (1,203)
    Tax benefit on stock options and awards ...............................................       1,181          394         690
    (Decrease) increase in other liabilities ..............................................        (526)         878       1,901
    Decrease (increase) in other assets ...................................................       5,732       (5,886)     (2,144)
                                                                                               --------     --------     -------
        Net cash provided by operating activities .........................................      47,841       23,930      29,529
                                                                                               --------     --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales, calls and maturities of investment securities available for sale ...      71,440      193,199      52,979
  Proceeds from sales of mortgage-backed securities available for sale ....................     167,067      214,637     194,330
  Proceeds from sales of real estate owned ................................................         157          785         523
  Purchases of investment securities available for sale ...................................     (75,807)     (59,254)    (66,684)
  Purchases of mortgage-backed securities available for sale ..............................    (585,059)    (549,076)   (153,921)
  Principal payments on mortgage-backed securities ........................................     275,482      146,924      91,839
  Origination of loans ....................................................................    (581,893)    (434,666)   (319,149)
  Purchases of mortgageloans ..............................................................     (27,633)     (19,099)    (87,829)
  Principal repayments on loans ...........................................................     644,674      398,735     237,588
  Purchase of FHLB-NY stock ...............................................................        (294)        (898)     (1,543)
  Purchase of BOLI ........................................................................          --      (25,000)         --
  Purchases of premises and equipment .....................................................      (1,284)      (1,563)       (928)
  Proceeds from sales of premises and equipment ...........................................          --          186          --
                                                                                               --------     --------     -------
      Net cash used in investing activities ...............................................    (113,150)    (135,090)    (52,795)
                                                                                               --------     --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised .................................................................         304          926         143
  Cash dividends paid .....................................................................     (10,068)      (8,861)    (13,612)
  Net proceeds from issuance of preferred capital securities ..............................          --       24,171          --
  Net increase in deposits ................................................................      72,722       95,928       5,612
  Net decrease in short-term borrowed funds ...............................................          --      (25,000)    (10,000)
  Proceeds from borrowed funds ............................................................     117,000      325,000     521,000
  Repayment of borrowed funds .............................................................     (66,151)    (260,141)   (427,045)
  Net (decrease) increase in advances by borrowers for taxes and insurance ................        (120)         581         769
  Increase in cost of DDFP, net ...........................................................        (280)        (351)       (164)
  Purchases of treasury stock .............................................................     (35,755)     (22,227)    (48,646)
  Purchase and retirement of common stock .................................................        (273)        (110)       (279)
                                                                                               --------     --------     -------
      Net cash provided by financing activities ...........................................      77,379      129,916      27,778
                                                                                               --------     --------     -------
      Net increase in cash and cash equivalents ...........................................      12,070       18,756       4,512
Cash and cash equivalents at beginning of year ............................................      53,875       35,119      30,607
                                                                                               --------     --------     -------
Cash and cash equivalents at end of year ..................................................    $ 65,945     $ 53,875     $35,119
                                                                                               ========     ========     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest ..............................................................................    $ 62,147     $ 75,543     $78,096
    Income taxes ..........................................................................       9,863       16,377      11,360
  Non-cash investing and financing activities for the year:
    Transfer of loans to real estate owned ................................................         197          385         300
                                                                                               ========     ========     =======

See accompanying notes to the consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the significant accounting policies used in preparation of the accompanying consolidated financial statements of First Sentinel Bancorp, Inc. and Subsidiaries (the "Company").

(A)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are comprised of the accounts of the Company and its wholly-owned subsidiaries, First Sentinel Capital Trust I, First Sentinel Capital Trust II, First Savings Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, FSB Financial Corp. and 1000 Woodbridge Center Drive, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(B)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

(C)  COMPREHENSIVE INCOME

Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale.

Comprehensive   income  is  presented   in  the   consolidated   statements   of
stockholders' equity.

(D)  CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from depository institutions and federal funds sold. Generally, federal funds sold are sold for a one-day period.

(E)  INVESTMENT AND MORTGAGE-BACKED SECURITIES

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

(F)  FEDERAL HOME LOAN BANK OF NEW YORK STOCK

The Bank, as a member of the FHLB-NY, is required to hold shares of capital stock in the FHLB-NY in an amount equal to the greater of 1% of the Bank's outstanding balance of residential mortgage loans or 5% of its outstanding advances from the FHLB-NY.

(G)  LOANS RECEIVABLE, NET

Loans receivable, other than loans held for sale, are stated at the unpaid principal balance, net of premiums, unearned discounts, net deferred loan origination and commitment fees, and the allowance for loan losses.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Loans are classified as non-accrual when they are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collectibility. If, however, a loan meets the above criteria, but a current appraisal of the property indicates that the total outstanding balance is less than 55% of the appraised value and the loan is in the process of collection, the loan is not classified as non-accrual. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest received on non-accrual loans is generally credited to interest income for the current period. If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status. Discounts are accreted and premiums amortized to income using the level-yield method over the estimated lives of the loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the individual loans, adjusted for actual prepayments.

The Company has defined the population of impaired loans to be all non-accrual commercial real estate, multi-family and construction loans. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. Income recognition policies for impaired loans are the same as non-accrual loans.

Loans held for sale are carried at the lower of cost or market using the aggregate method. Valuation adjustments, if applicable, are reflected in current operations. Gains and losses on sales are recorded using the specific identification method. Management determines the appropriate classification of loans as either held to maturity or held for sale at origination, in conjunction with the Company's overall asset/liability management strategy.

The majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio and real estate owned is susceptible to changes in market conditions.

(H)  ALLOWANCE FOR LOAN LOSSES

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

(I)  REAL ESTATE OWNED, NET

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

(J)  CORE DEPOSIT INTANGIBLES

Core deposit intangible premiums arising from the acquisition of deposits are amortized to expense over the expected life of the acquired deposit base using the straight-line method. Management periodically reviews the potential impairment of the core deposit intangible asset on a non-discounted cash flow basis to assess recoverability. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down, representing the carrying amount of the intangible asset which exceeds the present value of the estimated expected future cash flows, would be recorded as a period expense. Amortization of core deposit intangibles for the years ended December 31, 2002, 2001 and 2000, was $843,000, $848,000 and

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$847,000, respectively. Annual amortization for each of the subsequent five years is projected to approximate $840,000 per year.

(K)  PREMISES AND EQUIPMENT

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

(L)  INCOME TAXES

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

(M)  EMPLOYEE BENEFIT PLANS

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

The Company applies the "intrinsic value based method" as described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. No employee compensation cost for stock options is reflected in net income, as all options granted under the Company's stock option plans had exercise prices greater than or equal to the market value of the underlying common stock on the date of grant. Stock awarded to employees under the Company's Recognition and Retention Plan is expensed by the Company over the awards' vesting period based upon the fair market value of the stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions for stock-based compensation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," amended by SFAS No. 148, "Accounting for Stock-based Compensation
- Transition and Disclosures" (in thousands, except per share data):

                                             2002      2001      2000
                                           -------   -------   -------
     Net income, as reported ...........   $24,904   $24,485   $21,697
     Add:  Stock-based employee
     compensation expense included
     in reported net income, net of
     related tax effects (RRP awards) ..       571       571       701
     Deduct:  Total stock-based
     employee compensation expense
     determined under fair value
     based method for all options
     and RRP awards, net of related
     tax effects .......................     1,328     1,313     1,440
                                           -------   -------   -------
     Pro forma net income ..............   $24,147   $23,743   $20,958
                                           =======   =======   =======

     EARNINGS PER SHARE:
     Basic - as reported ...............   $  0.90   $  0.84   $  0.67
     Basic - pro forma .................      0.87      0.81      0.65

     Diluted - as reported .............   $  0.88   $  0.82   $  0.66
     Diluted - pro forma ...............      0.85      0.79      0.64

Stock earned under the Bank's ESOP is expensed at the then current fair market value when shares are committed to be released.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(N)  EARNINGS PER SHARE

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

(Dollars in thousands, except per share data):

                                             2002          2001          2000
                                         -----------   -----------   -----------
Net income ...........................   $    24,904   $    24,485   $    21,697
                                         ===========   ===========   ===========
Basic weighted average common
  shares outstanding .................    27,630,380    29,313,479    32,488,800

Plus:
Dilutive stock options ...............       705,621       611,853       286,164
Dilutive awards ......................        65,419        72,924        32,306
                                         -----------   -----------   -----------
Diluted weighted average common
  shares outstanding .................    28,401,420    29,998,256    32,807,270
                                         ===========   ===========   ===========
Net income per common share:
Basic ................................   $      0.90   $      0.84   $      0.67
Diluted ..............................          0.88          0.82          0.66

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) RESTATEMENTS

The Company has restated its consolidated financial statements as of September 30, 1998 and for all subsequent periods to conform its accounting for the Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent changes in the fair value of stock held in the rabbi trust for the Directors' Deferred Fee Plan as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation.

The Company has determined that a deferred compensation obligation (liability) is required to be recognized for the fair value of the common stock held in the rabbi trust, with changes in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost and the cost of shares held in the rabbi trust treated in a manner similar to treasury stock. At September 30, 1998, the required implementation date for EITF 97-14, appreciation in the Company's common stock was recorded as a contra equity account (the transition differential) and a deferred compensation obligation was established based on the then fair market value of the stock. The restatements resulted in net income being reduced by $1.2 million, $826,000, and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the restatements included a reduction to total stockholders' equity of $5.9 million at December 31, 1999, for periods prior to January 1, 2000. The restatements also had the effect of reducing the number of shares outstanding on the consolidated statements of financial condition and for earnings per share calculations for all periods presented. In addition, Notes 1(M), 1(N), 10, 11 and 17 reflect certain adjustments related to the restatement.

The tables below presents a summary of the impact of restating the Company's consolidated statements of income and cash flows for the years ended December 31, 2002, 2001 and 2000 and the Company's consolidated statements of financial condition at December 31, 2002 and 2001 (dollars in thousands, except per share data):

                                                                       Year Ended December 31,
                                                 2002                             2001                         2000
                                                 ----                             ----                         ----
                                      ORIGINALLY                       Originally                    Originally
                                      REPORTED         RESTATED        Reported        Restated      Reported         Restated
                                     ----------       ----------       ----------     ----------     ----------      ----------
CONSOLIDATED STATEMENTS OF
INCOME:

Compensation and benefits              $16,743           $18,542          $15,377        $16,648        $14,685         $16,641
Total non-interest expense              29,259            31,058           25,934         27,205         24,678          26,634
Income before income tax
  expense                               39,555            37,756           36,772         35,501         34,067          32,111
Income tax expense                      13,482            12,852           11,461         11,016         11,099          10,414
Net income                              26,073            24,904           25,311         24,485         22,968          21,697
Basic earnings per share                  0.91              0.90             0.84           0.84           0.69            0.67
Diluted earnings per share               $0.89             $0.88            $0.82          $0.82          $0.68           $0.66
Weighted average shares
  outstanding-basic                  28,608,310       27,630,380       30,291,022     29,313,479     33,436,961      32,488,800
Weighted average shares
  outstanding-diluted                29,379,350       28,401,420       30,975,799     29,998,256     33,755,431      32,807,270

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Year Ended December 31,
                                                 2002                             2001                          2000
                                                 ----                             ----                          ----
                                     ORIGINALLY                        Originally                    Originally
                                      REPORTED         RESTATED         Reported       Restated       Reported        Restated
                                     ----------        --------        ----------      --------      ----------       --------
CONSOLIDATED STATEMENTS OF
CASH FLOWS:

Net Income                           $ 26,073          $ 24,904        $ 25,311        $ 24,485       $ 22,968        $ 21,697
DDFP expense                               --             1,799              --           1,271             --           1,956
Decrease (increase) in other
  assets                                6,327             5,732         (5,506)         (5,886)        (1,391)         (2,144)
Net cash provided by
  operating activities                 47,806            47,841          23,865          23,930         29,597          29,529
Cash dividends paid                  (10,313)          (10,068)         (9,147)         (8,861)       (13,844)        (13,612)
Increase in cost of DDFP, net              --             (280)              --           (351)             --           (164)
Net cash provided by
  financing activities               $ 77,414          $ 77,379        $129,981        $129,916       $ 27,710        $ 27,778


                                                                           At December 31,
                                                                           ---------------
                                                               2002                                        2001
                                                               ----                                        ----
                                                  ORIGINALLY                                  Originally
                                                   REPORTED             RESTATED               Reported             Restated
                                                  ----------           ----------             ----------           ----------
CONSOLIDATED STATEMENTS OF FINANCIAL
CONDITION:

Other assets                                      $   32,758           $   37,203             $   37,556           $   41,371
Total assets                                       2,257,034            2,261,479              2,138,919            2,142,734
Other liabilities                                     16,570               30,643                 12,979               25,218
Total liabilities                                  2,010,834            2,024,907              1,883,792            1,896,031
Paid-in capital                                      203,229              205,915                201,858              204,544
Retained earnings                                    163,681              161,453                148,463              147,159
Common stock acquired by DDFP                             --              (2,412)                     --              (2,132)
DDFP transition differential                              --              (7,674)                     --              (7,674)
Total stockholders' equity                           221,200              211,572                230,127              221,703
Total liabilities and stockholders'
  equity                                          $2,257,034           $2,261,479             $2,138,919           $2,142,734

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      INVESTMENT SECURITIES

A summary of investment securities at December 31, is as follows (in thousands):

                                                                                   2002
                                                            -------------------------------------------------
                                                                           GROSS         GROSS      ESTIMATED
                                                            AMORTIZED   UNREALIZED    UNREALIZED     MARKET
                                                              COST         GAINS        LOSSES        VALUE
                                                            ---------   ----------    ----------    ---------
INVESTMENT SECURITIES AVAILABLE FOR SALE
U.S. Government and Agency obligations ................     $ 53,904     $  1,133     $     --      $ 55,037
State and political obligations .......................       11,811          848           --        12,659
Corporate obligations .................................       35,418        1,499       (1,497)       35,420
Equity securities .....................................       10,953          420         (270)       11,103
                                                            --------     --------     --------      --------
     Total investment securities available for sale ...     $112,086     $  3,900     $ (1,767)     $114,219
                                                            ========     ========     ========      ========

                                                                                   2001
                                                           --------------------------------------------------
                                                                           Gross         Gross      Estimated
                                                           Amortized    unrealized    unrealized     market
                                                             cost          gains        losses        value
                                                           ---------    ----------    ----------    ---------
Investment Securities Available For Sale
U.S. Government and Agency obligations ................     $ 26,999     $    168     $   (153)     $ 27,014
State and political obligations .......................       14,029          146         (146)       14,029
Corporate obligations .................................       60,330        1,414       (2,387)       59,357
Equity securities .....................................        8,051           85         (548)        7,588
                                                            --------     --------     --------      --------
     Total investment securities available for sale ...     $109,409     $  1,813     $ (3,234)     $107,988
                                                            ========     ========     ========      ========

The cost and estimated fair value of debt investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations at par value without prepayment penalties.

                                                                   Estimated
                                                     Amortized       market
      INVESTMENT SECURITIES AVAILABLE FOR SALE          cost         value
                                                     ---------     ---------
Due in:
    Less than one year ..........................     $  2,638     $  2,652
    One to five years ...........................       54,642       56,764
    Five to ten years ...........................       18,774       19,511
    Greater than ten years  .....................       25,079       24,189
                                                      --------     --------
                                                      $101,133     $103,116
                                                      ========     ========


The realized gross gains and losses from sales are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                2002         2001         2000
                                              -------      -------      -------
Gross realized gains ....................     $ 1,168      $ 1,061      $   301
Gross realized losses ...................      (2,830)        (696)        (729)
                                              -------      -------      -------
                                              $(1,662)     $   365      $  (428)
                                              =======      =======      =======

Investment securities with an amortized cost of $39.9 million at December 31, 2002, are pledged as collateral for other borrowings. Pursuant to a collateral agreement with the FHLB-NY, all otherwise unpledged, qualifying investment securities, including those available for sale, are pledged to secure advances from the FHLB-NY (see Note 8).

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)      MORTGAGE-BACKED SECURITIES

A summary of mortgage-backed securities at December 31, is as follows (in thousands):

                                                                                         2002
                                                                   -------------------------------------------------
                                                                                 GROSS        GROSS        ESTIMATED
                                                                   AMORTIZED   UNREALIZED   UNREALIZED       MARKET
                                                                     COST        GAINS        LOSSES         VALUE
                                                                   ---------   ----------   ----------     ---------
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

FHLMC ........................................................     $327,450     $  6,263     $     (7)     $333,706
GNMA .........................................................       29,615        1,086           --        30,701
FNMA .........................................................      300,668        4,746          (27)      305,387
Collateralized mortgage obligations ..........................      119,941          911          (84)      120,768
                                                                   --------     --------     --------      --------
     Total mortgage-backed securities available for sale .....     $777,674     $ 13,006     $   (118)     $790,562
                                                                   ========     ========     ========      ========

                                                                                         2001
                                                                   -------------------------------------------------
                                                                                 Gross        Gross        Estimated
                                                                   Amortized   unrealized   unrealized       market
                                                                      cost       gains        losses         value
                                                                   ---------   ----------   ----------     ---------
Mortgage-Backed Securities Available For Sale

FHLMC ........................................................     $300,358     $  3,596     $   (193)     $303,761
GNMA .........................................................       45,257        1,002           --        46,259
FNMA .........................................................      154,686        1,103         (170)      155,619
Collateralized mortgage obligations ..........................      137,689          446       (1,058)      137,077
                                                                   --------     --------     --------      --------
     Total mortgage-backed securities available for sale .....     $637,990     $  6,147     $ (1,421)     $642,716
                                                                   ========     ========     ========      ========


Collateralized mortgage obligations ("CMOs") issued by FHLMC, FNMA, GNMA and private interests amounted to $64.9 million, $37.2 million, $1.8 million and $16.8 million, respectively, at December 31, 2002, and $58.2 million, $33.1 million, $4.6 million and $41.2 million, respectively, at December 31, 2001. The privately-issued CMOs have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all such securities are "AAA" rated by one or more of the nationally recognized securities rating agencies. The privately-issued CMOs are subject to certain credit-related risks normally not associated with U.S. Government Agency CMOs. Among such risks is the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the credit worthiness of the enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the CMO holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect the Company from losses.


The realized gross gains and losses from sales are as follows (in thousands):

                                                    Year Ended December 31,
                                              ----------------------------------
                                                2002         2001         2000
                                              -------      -------      -------
Gross realized gains ....................     $ 2,325      $   778      $   558
Gross realized losses ...................        (166)        (523)      (1,028)
                                              -------      -------      -------
                                              $ 2,159      $   255      $  (470)
                                              =======      =======      =======

Mortgage-backed securities with an amortized cost of $348,700 at December 31, 2002, were pledged as collateral to secure deposits held for municipalities within the State of New Jersey. Mortgage-backed securities with an amortized cost of $431.1 million at December 31, 2002, were pledged as collateral for other borrowings. Pursuant to a collateral agreement with the FHLB-NY, all otherwise unpledged, qualifying mortgage-backed securities are pledged to secure advances from

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the FHLB-NY (see Note 8). The contractual maturities of mortgage-backed securities generally exceed ten years, however the effective lives are expected to be shorter due to prepayments of the underlying mortgages.


--------------------------------------------------------------------------------
(5)   LOANS RECEIVABLE, NET

A summary of loans receivable at December 31, is as follows (in thousands):


                LOANS RECEIVABLE                      2002             2001
                                                  -----------      -----------
Real estate mortgages:
   One-to-four family .......................     $   835,593      $   857,973
   Multi-family and commercial ..............         177,353          191,202
   Home equity ..............................         110,835          112,958
                                                  -----------      -----------
                                                    1,123,781        1,162,133
Real estate construction ....................         139,228          136,719
Consumer ....................................          12,537           21,347
                                                  -----------      -----------
        Total loans receivable ..............       1,275,546        1,320,199
                                                  -----------      -----------
Loans in process ............................         (62,137)         (65,129)
Net unamortized premium and deferred expenses             631              641
Allowance for loan losses ...................         (12,830)         (12,932)
                                                  -----------      -----------
                                                      (74,336)         (77,420)
                                                  -----------      -----------
        Loans receivable, net ...............     $ 1,201,210      $ 1,242,779
                                                  ===========      ===========


Loans receivable included loans held for sale totaling $563,000 and $5.5 million at December 31, 2002 and 2001, respectively.

The Company serviced loans for others in the amount of $106.1 million, $96.1 million and $75.8 million at December 31, 2002, 2001 and 2000, respectively. Related servicing income earned on loans serviced for others totaled $204,000, $193,000 and $177,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Loans in the amount of $3.7 million and $1.7 million were outstanding to directors and executive officers of the Bank and their related interests at December 31, 2002 and 2001, respectively. During 2002, new extensions of credit totaled $2.3 million while repayments by directors and executive officers of the Bank totaled $300,000. New extensions of credit consisted primarily of one loan totaling $2.1 million which is secured by commercial real estate. The remaining loans to directors and executive officers of the Bank and their related interests consisted primarily of loans secured by mortgages on residential properties.

The Company has pledged, under a blanket assignment, its unpledged and qualifying mortgage portfolio to secure advances from the FHLB-NY (see Note 8).

A summary of non-performing assets at December 31, is as follows (in thousands):


                                                              2002       2001
                                                             ------     ------
Non-accrual loans ......................................     $1,541     $1,787
Loans 90 days or more delinquent and still accruing ....        223         62
                                                             ------     ------
       Total non-performing loans ......................      1,764      1,849
Real estate owned (included in Other assets) ...........         72         42
                                                             ------     ------
       Total non-performing assets .....................     $1,836     $1,891
                                                             ======     ======


At December 31, 2002 and 2001, the impaired loan portfolio totaled $518,000 and $291,000, respectively, for which allocations to the allowance for loan losses of $90,000 and $46,000 were identified at December 31, 2002 and 2001,

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


respectively. The average balance of impaired loans during 2002, 2001 and 2000 was $306,000, $195,000 and $195,000, respectively.

If interest income on non-accrual and impaired loans had been current in accordance with their original terms, approximately $118,000, $130,000 and $193,000 of interest income for the years ended December 31, 2002, 2001 and 2000, respectively, would have been recorded. Interest income recognized on non-accrual and impaired loans totaled $129,000, $103,000 and $132,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, there were no commitments to lend additional funds to borrowers whose loans are classified as non-performing.

An analysis of the allowance for loan losses for the years ended December 31, is as follows (in thousands):

                                               2002         2001         2000
                                             --------     --------     --------
Balance at beginning of year ............    $ 12,932     $ 12,341     $ 11,004
Provision charged to operations .........       1,310          650        1,441
                                             --------     --------     --------
                                               14,242       12,991       12,445
Charge-offs .............................      (1,440)         (71)        (104)
Recoveries ..............................          28           12           --
                                             --------     --------     --------
Balance at end of year ..................    $ 12,830     $ 12,932     $ 12,341
                                             ========     ========     ========

--------------------------------------------------------------------------------

(6)   INTEREST AND DIVIDENDS RECEIVABLE

A summary of interest and dividends receivable at December 31, is as follows (in thousands):

                                                               2002       2001
                                                             -------    -------
Loans ...................................................    $ 5,152    $ 5,696
Investment securities ...................................      1,322      1,663
Mortgage-backed securities ..............................      4,581      4,680
                                                             -------    -------
     Interest and dividends receivable ..................    $11,055    $12,039
                                                             =======    =======

--------------------------------------------------------------------------------

(7)  PREMISES AND EQUIPMENT, NET

Premises and equipment at December 31, are summarized as follows (in thousands):

                                                            2002         2001
                                                          --------     --------
Land .................................................    $  4,435     $  3,870
Buildings and improvements ...........................      14,146       13,832
Leasehold improvements ...............................       1,288        1,285
Furnishings, equipment and automobiles ...............       9,804        9,006
Construction in progress .............................         621        1,085
                                                          --------     --------
     Total ...........................................      30,294       29,078
Accumulated depreciation and amortization ............     (14,412)     (13,064)
                                                          --------     --------
     Premises and equipment, net .....................    $ 15,882     $ 16,014
                                                          ========     ========

--------------------------------------------------------------------------------

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)   DEPOSITS

Deposits at December 31, are summarized as follows (dollars in thousands):

                                                   2002                                       2001
                                 ---------------------------------------    ----------------------------------------
                                                 INTEREST       WEIGHTED                      Interest      Weighted
                                                   RATE         AVERAGE                         rate         average
                                   AMOUNT          RANGE          RATE        Amount           Range          rate
                                 ----------     -----------     --------    ----------      -----------     --------
Non-interest bearing demand      $   71,330             --%        --       $   57,350              --%        --%
NOW and money market ......         501,024     0.75 - 1.36       1.15         427,008      1.02 - 2.26       1.93
Savings ...................         212,959     1.24 - 2.43       1.38         176,559      1.74 - 3.23       2.21
Certificates of deposit ...         602,673     0.90 - 7.72       2.97         654,347      1.74 - 7.72       4.16
                                 ----------                                 ----------
                                 $1,387,986       0 - 7.72%       1.92%     $1,315,264        0 - 7.72%       2.99%
                                 ==========       ========       =====      ==========      ==========        =====


The scheduled maturities of certificates of deposit at December 31, 2002 are as follows (in thousands):

  One year or less .............................................      $  453,570
  After one to two years .......................................          58,238
  After two to three years......................................          22,610
  After three to four years.....................................          14,522
  After four to five years......................................          27,697
  After five years..............................................          26,036
                                                                      ----------
                                                                      $  602,673
                                                                      ==========


Included in deposits at December 31, 2002 and 2001, are $277.1 million and $200.3 million of deposits of $100,000 and over, and $138,900 and $236,000, respectively, of accrued interest payable on deposits.

--------------------------------------------------------------------------------

(9)  BORROWED FUNDS

FEDERAL HOME LOAN BANK-NEW YORK ADVANCES

Advances from the FHLB-NY at December 31, are summarized as follows (dollars in thousands):

                                      2002                        2001
                             ----------------------      ----------------------
                                           WEIGHTED                    Weighted
                                           AVERAGE                     average
                                           INTEREST                    interest
Maturity                      AMOUNT         RATE         Amount         rate
--------                     --------      --------      --------      --------
2002 ..................      $     --          --%       $ 25,000        2.03%
2003 ..................        15,000        5.68          15,000        5.68
2005 ..................        45,000        5.15          45,000        5.15
2006 ..................        35,000        4.68          35,000        4.68
2007 ..................         5,663        7.32           5,814        7.32
2009 ..................         5,000        5.52           5,000        5.52
2011 ..................        35,000        5.37          35,000        5.37
                             --------        ----        --------        ----
                             $140,663        5.24%       $165,814        4.76%
                             ========        ====        ========        ====

The Company has entered into FHLB-NY advances that have call features that may be exercised by the FHLB-NY, at par, at predetermined dates. Such advances totaled $100.0 million at December 31, 2002 and 2001, respectively. The maximum amount of FHLB-NY advances outstanding at any month-end during the years ended December 31, 2002 and 2001 was $165.8 million. The average amount of FHLB-NY advances outstanding during the years ended December 31, 2002 and 2001 was $151.1 million and $128.5 million, respectively. As of December 31, 2002, all FHLB-NY advances had fixed rates. As of December 31, 2001, $5.0 million of FHLB-NY advances had adjustable rates, with the remainder bearing fixed rates of interest.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Advances from the FHLB-NY were secured by pledges of FHLB-NY stock of $20.8 million and $20.5 million at December 31, 2002 and 2001, respectively, and a blanket assignment of the Company's unpledged, qualifying mortgage loans, mortgage-backed securities and investment securities. Such loans and securities remain under the control of the Company.

The Company had an available overnight line of credit with the FHLB-NY for a maximum of $50.0 million at December 31, 2002.

OTHER BORROWINGS

The following is a summary of other borrowings at December 31, (dollars in thousands):

                                   2002                           2001
                         ------------------------       ------------------------
                                         WEIGHTED                       Weighted
                                         AVERAGE                        average
                                         INTEREST                       interest
  Maturity                AMOUNT           RATE          Amount           rate
  --------               --------        --------       --------        --------
2002 ...............     $     --            -- %       $ 30,000          4.17 %
2003 ...............       45,000          4.17           40,000          4.35
2004 ...............      126,000          5.03          105,000          5.35
2005 ...............      126,000          4.76           65,000          6.03
2006 ...............       48,000          4.84           35,000          4.89
2007 ...............        6,000          4.89               --            --
2008 ...............       35,000          5.09           35,000          5.09
2009 ...............       30,000          5.64           30,000          5.64
2010 ...............       25,000          6.47           25,000          6.47
2011 ...............       15,000          5.07           15,000          5.07
                         --------          ----         --------          ----
                         $456,000          4.97 %       $380,000          5.29 %
                         ========          ====         ========          ====

The maximum amount of other borrowings outstanding at any month-end during the years ended December 31, 2002 and 2001 was $461.0 million and $425.0 million, respectively. The average amount of other borrowings outstanding during the years ended December 31, 2002 and 2001 was $436.8 million and $367.2 million, respectively. Securities underlying other borrowings included mortgage-backed and investment securities, which had an amortized cost of $471.0 million and $400.7 million, with market values of $480.7 million and $405.3 million at December 31, 2002 and 2001, respectively. The securities underlying the other borrowing agreements are under the Company's control. At December 31, 2002 and 2001, $136.0 million and $295.0 million, respectively, of other borrowings were callable at par, at defined dates and at the lender's discretion prior to the contractual maturity of the borrowings.

--------------------------------------------------------------------------------

(10)     REGULATORY MATTERS

Subject to applicable law, the Board of Directors of the Bank may provide for the payment of dividends. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital stock of the Bank will not be impaired and either the Bank will have a statutory surplus of not less than 50% of its capital stock or, if not, the payment of such dividend will not reduce the statutory surplus of the Bank.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

Institutions categorized as "undercapitalized" or worse are subject to certain restrictions on the payment of dividends and management fees, restrictions on asset growth and executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the regulatory agencies, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" it must generally be placed in receivership or conservatorship within 90 days. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio, as defined, of 2% or less.

To be considered "well capitalized," an institution must generally have a leverage ratio (Tier 1 capital to average total assets), as defined, of at least 5.0%; a Tier 1 risk-based capital ratio, as defined, of at least 6.0%; and a total risk-based capital ratio, as defined, of at least 10.0%.

Management believes that, as of December 31, 2002, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent FDIC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a "well capitalized" institution (dollars in thousands):

                                                                     FDIC Requirements
                                                       -------------------------------------------
                                                        Minimum capital      For classification as
                                   Bank actual             adequacy            well capitalized
                               ------------------      -----------------     ---------------------
                                Amount      Ratio       Amount     Ratio       Amount      Ratio
                               --------     -----      --------    -----      --------     -----
DECEMBER 31, 2002
-------------------------
LEVERAGE (TIER 1) CAPITAL      $180,768      8.03%     $ 90,054     4.00%     $112,568      5.00%
RISK-BASED CAPITAL:
     TIER 1 .............       180,768     16.86        42,892     4.00        64,338      6.00
     TOTAL ..............       193,598     18.05        85,784     8.00       107,230     10.00


December 31, 2001
-------------------------
Leverage (Tier 1) capital      $180,826      8.68%     $ 83,373     4.00%     $104,216      5.00%
Risk-based capital:
     Tier 1 .............       180,826     16.64        43,466     4.00        65,199      6.00
     Total ..............       193,758     17.83        86,933     8.00       108,666     10.00

--------------------------------------------------------------------------------
(11)    INCOME TAXES

Income tax expense applicable to income for the years ended December 31, consists of the following (dollars in thousands):

                                          2002         2001         2000
                                        --------     --------     --------
FEDERAL:
     Current .......................    $ 13,626     $ 12,667     $ 11,388
     Deferred ......................      (1,431)      (1,716)      (1,199)
                                        --------     --------     --------
                                          12,195       10,951       10,189
                                        --------     --------     --------
STATE:
     Current .......................         657           65          225
     Deferred ......................          --           --           --
                                        --------     --------     --------
                                             657           65          225
                                        --------     --------     --------
                                        $ 12,852     $ 11,016     $ 10,414
                                        ========     ========     ========

A reconciliation between the effective income tax expense and the amount computed by multiplying the applicable statutory federal income tax rate for the years ended December 31, is as follows (in thousands):

                                                     2002         2001         2000
                                                   --------     --------     --------
Income before income taxes .....................   $ 37,756     $ 35,501     $ 32,111
Applicable statutory federal tax rate ..........         35%          35%          35%
                                                   --------     --------     --------
Computed "expected" federal income tax expense .     13,215       12,425       11,239
Increase (decrease) in income tax expense
 resulting from:
  State income taxes, net of federal benefit ...        427           42          146
  Income on BOLI ...............................       (525)        (277)          --
  Change in valuation allowance ................        880           --           --
  Other items, net .............................     (1,145)      (1,174)        (971)
                                                   --------     --------     --------
                                                   $ 12,852     $ 11,016     $ 10,414
                                                   ========     ========     ========

The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                   2002         2001
                                                                 --------     --------
DEFERRED TAX ASSETS
Provision for loan losses-book ..............................    $  4,754     $  4,526
Postretirement medical benefits .............................         693          640
Tax depreciation less than book depreciation ................         194          183
Retirement benefits .........................................       1,494          542
Stock awards ................................................         163          154
Core deposit intangibles ....................................         500          471
State Alternative Minimum Assessment in excess of Corporation
Business Tax ................................................         469           --
Deferred directors fees .....................................       4,445        3,815
Other .......................................................           2          501
                                                                 --------     --------
     Gross deferred tax assets ..............................      12,714       10,832
Valuation Allowance .........................................        (880)          --
                                                                 --------     --------
     Total deferred tax assets ..............................      11,834       10,832
                                                                 --------     --------

DEFERRED TAX LIABILITIES
Provision for loan losses-tax ...............................          --          291
Unrealized gain on securities available for sale ............       5,245        1,127
Deferred points .............................................         317          450
Other .......................................................          55           60
                                                                 --------     --------
     Total deferred tax liabilities .........................       5,617        1,928
                                                                 --------     --------
        Net deferred tax asset ..............................    $  6,217     $  8,904
                                                                 ========     ========

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Retained earnings at December 31, 2002 and 2001, included approximately $18.1 million for which no provision for income tax has been made. This amount represented an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in Federal tax law. At December 31, 2002 and 2001, the Company had an unrecognized tax liability of $6.5 million with respect to this reserve.

Included in other comprehensive income is income tax expense attributable to net unrealized gains on securities available for sale in the amounts of $4.1 million, $5.8 million and $5.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, income tax benefit of $1.2 million, $394,000 and $690,000 was recognized in 2002, 2001 and 2000, respectively, related to the exercise or disqualifying disposition of stock options and awards.

In 2002, the Company established an $880,000 valuation allowance pertaining to certain state deferred tax assets which are not expected to be realized based upon projected future taxable income. Management has determined that it is more likely than not that it will realize the net deferred tax assets based upon the nature and timing of the items listed above. There can be no assurances, however, that there will be no significant differences in the future between taxable income and pretax book income if circumstances change. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

--------------------------------------------------------------------------------

(12)   EMPLOYEE BENEFIT PLANS

The Company is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit plan. All employees who attain the age of 21 years and complete one year of service are eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants are vested 100% upon the completion of five years of service. Pension expense was $602,000, $384,000 and $160,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Financial Institutions Retirement Fund does not segregate its assets, liabilities or costs by participating employer. Therefore, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the Company cannot be made.

The Company has a Supplemental Executive Retirement Plan ("SERP I"), which provides postemployment supplemental retirement benefits to certain officers of the Company. SERP I is a non-qualified employee benefit plan.

The Company has a non-pension postretirement benefit plan ("Other Benefits"), which provides certain healthcare benefits to eligible employees hired prior to January 1, 1993. The plan is unfunded as of December 31, 2002, and the obligation is included in Other liabilities as an accrued postretirement benefit cost.

The following table shows the change in benefit obligation, the funded status for SERP I and Other Benefits, and accrued cost at December 31, (dollars in thousands):

                                                    SERP I              OTHER BENEFITS
                                             -------------------     -------------------
                                               2002        2001        2002       2001
                                             -------     -------     -------     -------
Benefit obligation at beginning of year..    $ 1,640     $ 1,328     $ 1,661     $ 1,521
Service cost ............................         27         117          62          61
Interest cost ...........................        110         100         119         123
Actuarial loss (gain) ...................          1          95         258          (3)
Benefits paid ...........................         --          --         (38)        (41)
                                             -------     -------     -------     -------
Benefit obligation at the end of the year    $ 1,778     $ 1,640     $ 2,062     $ 1,661
                                             =======     =======     =======     =======

Funded status ...........................    $(1,778)    $(1,640)    $(2,062)    $(1,661)
Unrecognized net actuarial loss (gain) ..        282         237         193         (64)
                                             -------     -------     -------     -------
Accrued benefit cost ....................    $(1,496)    $(1,403)    $(1,869)    $(1,725)
                                             =======     =======     =======     =======

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      SERP I        OTHER BENEFITS
                                                  --------------    --------------
                                                   2002     2001     2002     2001
                                                  -----    -----    -----    -----
Weighted average assumptions as of December 31:
Discount rate..................................   6.75%    7.25%    6.75%    7.25%
Rate of compensation increase..................   5.00%    5.00%    5.00%    5.00%


Net periodic cost at December 31, includes the following components (in thousands):

                                                          SERP I                         OTHER BENEFITS
                                             -------------------------------     ------------------------------
                                               2002        2001        2002       2002         2001       2000
                                             -------     -------     -------     -------     -------    -------
Service cost ............................    $    27     $   117     $   104     $    62     $    61    $    63
Interest cost ...........................        110         100          85         119         123         99
Amortization of net actuarial gain ......         --          --          --          --          --         (4)
                                             -------     -------     -------     -------     -------    -------
Net periodic cost .......................    $   137     $   217     $   189     $   181     $   184    $   158
                                             =======     =======     =======     =======     =======    =======


For measurement purposes, a ten percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003, grading down one percent per year for six years to an ultimate level of five percent per annum, compounded annually. Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

                                                  One Percentage Point
                                                ------------------------
                                                Increase        Decrease
                                                --------        --------
Effect on total of service and interest
   cost components..........................     $  43           $  (30)
Effect on Other Benefits obligation.........       418             (325)

The Company also maintains an incentive savings plan for eligible employees. Employees may make contributions to the plan of 2% to 15% of their compensation. For the first 6% of the employee's contribution, the Company contributes 25% of that amount to the employee's account. At the end of the plan year, the Company may make an additional contribution to the plan. The contributions under this plan were $102,000, $94,000 and $89,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has an additional Supplemental Executive Retirement Plan ("SERP II"), which provides a participant the benefits that he would have received under the ESOP and the incentive savings plan if certain Internal Revenue Code benefit limitations did not apply. Upon normal retirement, the participant also would receive any benefits he would have received under the ESOP had he remained in service throughout the term of the ESOP loan and all unallocated shares in the ESOP that were acquired by an ESOP loan were allocated to ESOP participants. Vesting under SERP II is subject to a five year graded vesting schedule. The Company recognized expense related to SERP II totaling $564,000, $52,000 and $50,000 for the years ended December 31, 2002, 2001 and 2000, respectively. 2002 expense included $519,000 in supplemental benefits accrued in connection with the normal retirement of the Company's former President and CEO.

RECOGNITION AND RETENTION PLAN

The Company maintains a Recognition and Retention Plan ("RRP") for the benefit of directors, officers and key employees. In 1998, the Board of Directors and stockholders approved the granting of 662,014 shares as awards under the 1998 Stock-Based Incentive Plan ("1998 Plan"). As of December 31, 2002, the Company had granted 641,799 shares under the 1998 Plan.

RRP awards are granted in the form of shares of common stock held by the RRP. Awards granted in 1998 vest over a five-year period at a rate of 20% per year, commencing one year from the date of the award grant.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Amortization of the RRP was $878,000, $878,000 and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization in 2000 included $151,000 in accelerated expense due to the death of one of the Company's Directors.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an ESOP for eligible employees who have completed a twelve-month period of employment with the Company. ESOP shares were purchased in each of the Company's public offerings. Funds for the purchase of shares were borrowed from the Bank's parent, First Sentinel Bancorp. Shares purchased by the ESOP are held by a trustee for allocation among participants as the loan is repaid. The Company, at its discretion, contributes funds, in cash, to pay principal and interest on the ESOP loan. The number of shares of common stock released each year is proportional to the amount of principal and interest paid on the ESOP loan for the year. Dividends paid on unallocated ESOP shares are used to repay the loan. Unallocated ESOP shares are not considered outstanding for purposes of calculating earnings per share. At December 31, 2002, there were 1,034,426 unallocated ESOP shares with a market value of $14.9 million.

The Company recognizes compensation expense based on the fair value of shares committed to be released. Compensation expense recognized for 2002, 2001 and 2000 amounted to $1.4 million, $1.2 million and $932,000, respectively. The Company allocated 100,920 shares per year during 2002, 2001 and 2000.

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

                                                    2002                   2001                      2000
                                          -----------------------  ----------------------   ---------------------
                                                        WEIGHTED                 Weighted                Weighted
                                            NUMBER       AVERAGE     Number       average     Number     average
                                              OF        EXERCISE       of        exercise       of       exercise
                                            SHARES        PRICE      shares        price      shares      price
                                          ----------    --------   ---------     --------   ---------    --------
Outstanding at beginning of period ...     2,067,513    $  7.63    2,285,844     $  7.65    2,297,996    $  7.55
Granted ..............................        25,000      14.00           --        --         31,437       9.00
Forfeited ............................        (2,368)      3.78      (86,350)       9.00       (1,000)      9.00
Exercised ............................       (90,118)      3.34     (131,981)       7.01      (42,589)      3.35
                                          ----------               ---------                ---------
Outstanding at end of period .........     2,000,027    $  7.91    2,067,513     $  7.63    2,285,844    $  7.65
                                          ==========    =======    =========     =======    =========    =======
Options exercisable at year-end.......     1,559,848               1,375,895                1,393,094
                                          ==========               =========                =========

The following table summarizes information about the stock options outstanding at December 31, 2002:

                          OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
 -----------------------------------------------------------------      -------------------------
                                          WEIGHTED
                                           AVERAGE       WEIGHTED         NUMBER OF      WEIGHTED
      RANGE OF              NUMBER        REMAINING      AVERAGE            SHARES       AVERAGE
      EXERCISE            OF SHARES      CONTRACTUAL     EXERCISE        EXERCISABLE     EXERCISE
       PRICES            OUTSTANDING    LIFE IN YEARS     PRICE         AT PERIOD END     PRICE
 -------------------     -----------    -------------    --------       -------------    --------
 $  3.3262 -  4.5165        412,854          3.7         $  3.91            412,854      $  3.91
    6.6419 -  9.0000      1,562,173          6.0            8.87          1,134,494         8.82
   14.0000 - 14.0000         25,000          9.0           14.00             12,500        14.00
                          ---------                                       ---------
 $  3.3262 - 14.0000      2,000,027          5.6         $  7.91          1,559,848      $  7.56
 ===================      =========      ========        =======          =========      =======


The Company applies APB Opinion No. 25 in accounting for the Plans. The table in
Note 1(N) illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                   2002       2001     2000
                                                  ------     -----    ------
Weighted average fair value of options
  granted during year ........................    $ 3.19     $  --    $ 1.19

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option-pricing model that takes into account the following factors as of the grant dates: the exercise price and expected life of the option, the market price of the underlying stock at the grant date and its expected volatility, and the risk-free interest rate for the expected term of the option. In deriving the fair value of a stock option, the stock price at the grant date is reduced by the value of the dividends to be paid during the life of the option. The following assumptions were used for grants in 2002 and 2000: dividend yield of 2.50%; an expected volatility of 25%, and a risk-free interest rate of 4.44% for 2002, and 6.20% for 2000. There were no options granted in 2001.

(13)     PREFERRED CAPITAL SECURITIES

In November 2001, the Company issued $25.0 million of Company-obligated mandatorily redeemable preferred capital securities through special purpose business trusts. Of the $25.0 million of preferred capital securities sold, $12.5 million have a floating rate of interest, which resets semi-annually, equal to 6-month LIBOR plus 3.75%. The floating rate, however, may not exceed 11.0% for the first five years. The remaining $12.5 million of preferred capital securities have a fixed interest rate of 9.95%. Distributions on the preferred capital securities are payable semi-annually. The stated maturity of the preferred capital securities is December 8, 2031, with early redemption permitted on any June 8 or December 8 on or after December 8, 2006, at par.

(14)     COMMITMENTS AND CONTINGENCIES

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

The following commitments and contingent liabilities existed at December 31, which are not reflected in the accompanying consolidated financial statements (in thousands):

                                                                                2002       2001
                                                                              -------    -------
Origination of mortgage loans:
  Fixed rate .............................................................    $67,460    $70,946
  Variable rate ..........................................................     44,878     29,602
Purchase of mortgage loans - variable rate ...............................        693      3,193
Undisbursed home equity credit lines .....................................     65,537     56,540
Undisbursed construction credit lines ....................................     62,137     65,129
Undisbursed consumer lines of credit .....................................     12,178      9,480
Participations in Thrift Institutions Community Investment Corp. of NJ ...        500        500
Standby letters of credit ................................................      1,868      2,253

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

The Company grants one-to-four family first mortgage real estate loans, multi-family, construction loans, and nonresidential first mortgage real estate loans to borrowers throughout New Jersey. Its borrowers' abilities to repay their obligations are dependent upon various factors, including the borrowers' income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company's lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company's control; the Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or guarantees are required for virtually all loans.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LEASE OBLIGATIONS

At December 31, 2002, the Company was obligated under noncancellable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $509,000, $502,000 and $523,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The projected minimum rental commitments as of December 31, 2002, are as follows (in thousands):

                    2003.........................    $  470
                    2004.........................       449
                    2005.........................       349
                    2006.........................       311
                    2007.........................       281
                    Thereafter...................       468
                                                     ------
                                                     $2,328
                                                     ======

CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

STOCKHOLDER RIGHTS AGREEMENT

On December 19, 2001, the Company adopted a Stockholder Rights Agreement ("Rights Agreement") and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of the Company's common stock. The dividend was payable on January 1, 2002, to stockholders of record on that date. Each Right, initially, is not exercisable and transfers only with the Company's common stock. Upon the public announcement that a person or group of persons has acquired or intends to acquire 12% or more of the Company's common stock, the Rights become exercisable, entitling holders to purchase one one-hundredth interest in a share of Series A Junior Participating Preferred Stock of the Company, at an exercise price of $37.00. The Rights are scheduled to expire on January 1, 2012 and may be redeemed by the Company at a price of $0.01 per Right.

--------------------------------------------------------------------------------

(15)     RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to remain on its historic accounting method related to stock-based awards. The Company has provided the expanded disclosures required by SFAS No. 148 in the December 31, 2002 consolidated financial statements. The interim reporting requirements of SFAS No. 148 are effective for interim periods beginning after December 31, 2002.

In October, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

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

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In July, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The Company currently has no recorded goodwill and the adoption of SFAS No. 142 did not significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles. At December 31, 2002, the Company had gross core deposit intangibles totaling $12.6 million with accumulated amortization of $8.0 million.

--------------------------------------------------------------------------------

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value estimates, methods and assumptions were used to measure the fair value of each class of financial instrument for which it is practical to estimate that value.

CASH AND CASH EQUIVALENTS

For such short-term investments, the carrying amount was considered to be a reasonable estimate of fair value.

FEDERAL HOME LOAN BANK OF NY STOCK

Federal Home Loan Bank of NY stock was valued at cost.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

For investment and mortgage-backed securities, fair values were based on quoted market prices or dealer quotes. If a quoted market price was not available, fair values were estimated using quoted market prices for similar securities.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LOANS RECEIVABLE, NET

Fair values were estimated for portfolios of performing and non-performing loans with similar financial characteristics. For certain analogous categories of loans, such as residential mortgages, home equity loans, non-residential mortgages, and consumer loans, fair value was estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other performing loan types was estimated by discounting the future cash flows using market discount rates that reflect the credit, collateral, and interest rate risk inherent in the loan.

DEPOSITS

The fair value of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2002 and 2001. The fair values of certificates of deposit were based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rate currently offered for deposits of similar remaining maturities.

BORROWINGS

For short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value. For long-term borrowings, the fair value was based upon the discounted value of the cash flows. The discount rates utilized were based on rates currently available with similar terms and maturities.

OFF-BALANCE SHEET INSTRUMENTS

For commitments to extend credit and letters of credit, the fair value would approximate fees currently charged to enter into similar agreements.

The estimated fair values of the Company's financial instruments at December 31, were as follows (in thousands):

                                                            2002                       2001
                                                 ------------------------    ------------------------
                                                    BOOK          FAIR          Book          Fair
                                                    VALUE         VALUE         value         value
                                                 ----------    ----------    ----------    ----------
FINANCIAL ASSETS:
Cash and cash equivalents ...................    $   65,945    $   65,945    $   53,875    $   53,875
FHLB-NY stock ...............................        20,835        20,835        20,541        20,541
Investment securities available for sale ....       114,219       114,219       107,988       107,988
Mortgage-backed securities available for sale       790,562       790,562       642,716       642,716
Loans receivable, net .......................     1,201,210     1,221,249     1,242,779     1,249,043

FINANCIAL LIABILITIES:
Deposits ....................................     1,387,986     1,402,892     1,315,264     1,323,208
Borrowed funds ..............................       596,663       600,583       545,814       561,551

OFF-BALANCE SHEET INSTRUMENTS:
Loan commitments ............................            --           621            --           651
Standby letters of credit ...................            --            19            --            23


LIMITATIONS

         The foregoing fair value estimates were made at December 31, 2002 and 2001, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell, at one time, the Company's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Company's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at December 31, 2002 and 2001, no attempt was made to estimate the value of anticipated future business or the value of non-financial assets and liabilities. Other important elements which are not deemed to be financial assets or liabilities include the value of the Company's retail branch delivery system, its existing core deposit base, premises and equipment, and goodwill. Further, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.


--------------------------------------------------------------------------------

(17) CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY

The condensed financial statements of First Sentinel Bancorp (parent company only) are presented below:

                                                               December 31,
                                                          --------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands)                                               2002        2001
------------------------------------------------------------------------------

ASSETS
    Cash                                                  $  2,168    $ 16,920
    Due from subsidiaries                                    1,013       2,734
    ESOP loan receivable                                    11,091      11,745
    Investment in subsidiaries                             196,585     190,662
    Investment securities available for sale                24,616      24,553
    Other assets
                                                             1,999       1,112
                                                          --------    --------
        Total assets                                      $237,472    $247,726
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Junior subordinated deferrable interest debentures    $ 25,774    $ 25,774
    Other liabilities                                          126         249
    Stockholders' equity                                   211,572     221,703
                                                          --------    --------
        Total liabilities and stockholders' equity        $237,472    $247,726
                                                          ========    ========

                                                                               Year Ended December 31,
CONDENSED STATEMENTS OF INCOME                                          ----------------------------------
(In thousands)                                                            2002         2001         2000
----------------------------------------------------------------------------------------------------------
Income
   Dividends from subsidiary                                            $ 30,000     $ 20,000     $ 37,000
   Interest and dividends on securities                                    1,427        1,628        2,007
   Net gain (loss) on sales of securities                                     29         (118)          86
                                                                        --------     --------     --------
        Total income                                                      31,456       21,510       39,093
                                                                        --------     --------     --------

Expense
   Other expense                                                           2,689        1,030          703
                                                                        --------     --------     --------
        Total expense                                                      2,689        1,030          703
                                                                        --------     --------     --------
        Income before taxes                                               28,767       20,480       38,390
   Income taxes                                                              194        1,474          878
                                                                        --------     --------     --------
        Income before equity in undistributed income of subsidiaries      28,573       19,006       37,512
   (Dividends in excess of earnings) equity in
   undistributed income of subsidiaries                                   (3,669)       5,479      (15,815)
                                                                        --------     --------     --------
   Net income                                                           $ 24,904     $ 24,485     $ 21,697
                                                                        ========     ========     ========

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS                                                      -----------------------------------
(In thousands)                                                                            2002         2001         2000
---------------------------------------------------------------------------------------------------------------------------

Operating activities
Net income                                                                              $ 24,904     $ 24,485     $ 21,697
     Adjustments to reconcile net income to
        net cash provided by operating activities:
        Dividends in excess of earnings (increase in undistributed income) of
          subsidiaries                                                                     3,669       (5,479)      15,815
        Net (gains) losses on sales of investment securities available for sale              (29)         118          (86)
        (Increase) decrease in other assets                                                 (887)          92        1,012
        (Decrease) increase in other liabilities                                          (1,385)        (907)          75
        ESOP expense                                                                       1,380        1,227          932
        Amortization of RRP                                                                  878          878        1,079
                                                                                        --------     --------     --------
Net cash provided by operating activities                                                 28,530       20,414       40,524
                                                                                        --------     --------     --------

Investing activities
      Purchase of investment securities                                                  (11,502)     (15,688)      (7,814)
      Proceeds from sales and maturities of investment securities available for sale      12,536       16,045        6,657
      Decrease (increase) in Due from subsidiaries                                         1,721          869       (1,303)
                                                                                        --------     --------     --------
Net cash provided by (used in) investing activities                                        2,755        1,226       (2,460)
                                                                                        --------     --------     --------

Financing activities
      Cash dividends paid                                                                (10,313)      (9,147)     (13,844)
      Stock options exercised                                                                304          926          143
      Net proceeds from issuance of junior subordinated                                       --       24,171           --
      deferrable interest debentures
      Purchase of treasury stock                                                         (35,755)     (22,227)     (48,646)
      Purchase and retirement of common stock                                               (273)        (110)        (279)
                                                                                        --------     --------     --------
Net cash used in financing activities                                                    (46,037)      (6,387)     (62,626)
                                                                                        --------     --------     --------
Net (decrease) increase in cash                                                          (14,752)      15,253      (24,562)
Cash at beginning of the year                                                             16,920        1,667       26,229
                                                                                        --------     --------     --------
Cash at end of year                                                                     $  2,168     $ 16,920     $  1,667
                                                                                        ========     ========     ========

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18)   QUARTERLY FINANCIAL DATA (UNAUDITED)

The  following  table  contains   originally  reported  and  restated  quarterly
financial data for the years ended December 31, 2002 and 2001, see Note 2 for further discussion (dollars in thousands, except per share data):

YEAR ENDED DECEMBER 31, 2002
                                          FIRST QUARTER           SECOND QUARTER            THIRD QUARTER          FOURTH QUARTER
                                     ORIGINALLY              ORIGINALLY                ORIGINALLY              ORIGINALLY
                                      REPORTED    RESTATED    REPORTED     RESTATED     REPORTED    RESTATED    REPORTED    RESTATED
                                     ----------   --------   ----------    --------    ----------   --------   ----------   --------
Interest income ..................    $ 31,116      31,116    $ 32,732       32,732     $ 32,086      32,086   $  30,068      30,068
Interest expense .................      16,083      16,083      15,868       15,868       15,611      15,611      14,859      14,859
  Net interest income ............      15,033      15,033      16,864       16,864       16,475      16,475      15,209      15,209
Provision for loan losses ........         100         100       1,105        1,105          105         105          --          --
  Net interest income after
  provision for loan losses ......      14,933      14,933      15,759       15,759       16,370      16,370      15,209      15,209
Non-interest income ..............       1,950       1,950        (125)        (125)       2,837       2,837       1,881       1,881
Non-interest expense .............       7,038       7,346       7,328        8,062        7,459       7,300       7,434       8,349
  Income before income tax expense       9,845       9,537       8,306        7,572       11,748      11,907       9,656       8,741
Income tax expense ...............       3,244       3,136       2,746        2,489        4,270       4,326       3,222       2,902
  Net income .....................    $  6,601       6,401    $  5,560        5,083     $  7,478       7,581    $  6,434       5,839
Basic earnings per share .........    $   0.22        0.22    $   0.19         0.18     $   0.26        0.28    $   0.23        0.22
Diluted earnings per share .......    $   0.22        0.22    $   0.19         0.18     $   0.26        0.26    $   0.23        0.21

Year Ended December 31, 2001

Interest income ..................    $ 34,270      34,270    $ 33,302       33,302     $ 33,320      33,320    $ 32,693      32,693
Interest expense .................      19,825      19,825      18,482       18,482       18,758      18,758      17,619      17,619
  Net interest income ............      14,445      14,445      14,820       14,820       14,562      14,562      15,074      15,074
Provision for loan losses ........         200         200         150          150          150         150         150         150
  Net interest income after
   provision for loan losses .....      14,245      14,245      14,670       14,670       14,412      14,412      14,924      14,924
Non-interest income ..............       1,003       1,003       1,021        1,021        1,379       1,379       1,052       1,052
Non-interest expense .............       6,540       6,254       6,509        8,932        6,267       4,599       6,618       7,419
  Income before income tax expense       8,708       8,994       9,182        6,759        9,524      11,192       9,358       8,557
Income tax expense ...............       2,792       2,892       2,956        2,108        2,955       3,539       2,758       2,478
  Net income .....................    $  5,916       6,102    $  6,226        4,651     $  6,569       7,653    $  6,600       6,079
Basic earnings per share .........    $   0.19        0.20    $   0.20         0.16     $   0.22        0.27    $   0.22        0.21
Diluted earnings per share .......    $   0.19        0.19    $   0.20         0.15     $   0.21        0.21    $   0.22        0.21


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First Sentinel Bancorp, Inc. :


We have audited the accompanying consolidated statements of financial condition of First Sentinel Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Sentinel Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has restated these consolidated financial statements.





Short Hills, New Jersey
January 20, 2003, except as to
Note 2 which is as of January 6, 2004

--------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

    a.)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Christopher  Martin, the Company's Chief Executive Officer,  and Thomas
         M. Lyons, the Company's Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2002. Based upon their evaluation, they each found the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

         In December 2003, the Company determined that its accounting for the Bank's Directors' Deferred Fee Plan did not conform with EITF Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in Rabbi Trust and Invested" at the required implementation date (September 30, 1998). As described in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A, the Company has conformed its accounting in accordance with EITF Issue No. 97-14 and, as a result, has restated its consolidated financial statements as of September 30, 1998 and for all subsequent periods.

         Due to the discovery in December 2003 that the Company's financial statements did not conform with EITF Issue No. 97-14, Mr. Martin and Mr. Lyons have since determined that the Company's disclosure controls and procedures were not adequate as of December 31, 2002. As part of the Company's disclosure controls and procedures over the selection and application of accounting principles, the Company's accounting officers relied on information regarding accounting developments as provided by the Company's independent auditing firm, as well as attendance at continuing education courses for the accounting profession and receipt of various accounting journals and other literature with respect to the existence of new accounting pronouncements and their application to the Company. These controls and procedures did not result in the Company's becoming aware of the existence of EITF Issue No. 97-14 at the time of its pronouncement, at the time of its required implementation or at any time prior to December 2003. Therefore, the Company was not aware of its applicability to the accounting for the Bank's Directors Deferred Fee Plan. Mr. Martin and Mr. Lyons have concluded that the procedures described above were not sufficiently comprehensive to identify new accounting developments required to be incorporated in the Company's financial statements, resulting in the determination that the Company's disclosure controls and procedures were not adequate.

    b)   CHANGES IN INTERNAL CONTROLS.

         There were no changes in the Company's internal control over financial reporting during the quarter ending on December 31, 2002 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         In connection with the determination in December 2003 by Mr. Martin and Mr. Lyons that the Company's disclosure controls and procedures were not adequate as of December 31, 2002, as described in section (a) above, the Company has enhanced its procedures for educating its financial officers with respect to the adoption of new or revised accounting principles, practices and applications. In particular, the Company's Chief Financial Officer will now perform the following review quarterly:

         1.   Review the American  Institute of  Certified  Public  Accountants'
              website  for  any  new,   revisions  to,   interpretation   of  or
              application of any accounting principles.

         2. Correspond with accounting professionals, including but not limited to the Company's independent auditing firm, to ascertain any changes in application of Generally Accepted Accounting Principles (GAAP).

         3. Review the Financial Accounting Standards Board's (FASB) website and any available information to acknowledge, review and interpret any applicable FASB changes, including changes brought about by the EITF.

         4. Catalog any and all correspondence/information from America's Community Banker's, Financial Managers Society, American Banker Association, Independent Community Bankers Association, New Jersey League (including the Accounting and Tax Committee) and other financial organizations of any accounting pronouncements or interpretations.

         5. Discuss with industry specialists any changes in accounting procedures or GAAP that they may be aware of.

         The foregoing quarterly review is now required by the Company's written policies for its disclosure controls and procedures. The results of this review will be reported to the Audit Committee. This will be in addition to any communications made directly to the Audit Committee by the Company's independent auditors.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          Not Applicable.

--------------------------------------------------------------------------------


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

        (1) Financial statements.

The Restated Consolidated Financial Statements and Independent Auditors' Report for the year ended December 31, 2002, listed below are included in Item 8 hereof.

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31,
            2002 AND 2001.
            CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000.
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
            INDEPENDENT AUDITORS' REPORT.

        (2) Financial Statement Schedules.

            All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

        (3) Exhibits

            The following exhibits are filed as part of this report.

            ------------ --------------------------------------------------------------------- ---------------
              Exhibit
              Number                                 Description                                 Reference
            ------------ --------------------------------------------------------------------- ---------------
                3.1      Certificate of Incorporation of First Sentinel Bancorp, Inc.                a
                3.2      Bylaws of First Sentinel Bancorp, Inc.                                      i
                4.0      Stock Certificate of First Sentinel Bancorp, Inc.                           b
                4.1      Certificate  of  Designations,  Preferences  and  Rights of Series A
                         Junior Participating Preferred Stock                                        c
                4.2      Rights  Agreement by and between First  Sentinel  Bancorp,  Inc. and
                         Registrar and Transfer Company, as Rights Agent                             c
                4.3      Form of Right Certificate                                                   c
               10.1      First Sentinel Bancorp, Inc. 1996 Omnibus Incentive Plan                    b
               10.2      First Sentinel  Bancorp,  Inc. Amended and Restated 1998 Stock-based
                         Incentive Plan                                                              d
               10.3      First Sentinel Bancorp, Inc. 1986 Acquisition Stock Option Plan             e
               10.4      First Sentinel Bancorp, Inc. 1993 Acquisition Stock Option Plan             e
               10.5      First Sentinel Bancorp, Inc. 1997 Acquisition Stock Option Plan             e
               10.6      First Savings Bank Deferred Fee Plan                                        f
               10.7      First Savings Bank, SLA Supplemental Executive Retirement Plan              b
               10.8      First Savings Bank Supplemental Executive Retirement Plan II                f
               10.9      First Savings Bank Non-Employee Director Retirement Plan                    g
               10.10     Form of Employment  Agreement between First Sentinel  Bancorp,  Inc.
                         and  Christopher Martin                                                     f
               10.11     Form  of  Employment   Agreement  between  First  Savings  Bank  and        f
                         Christopher Martin
               10.12     Form of Two-year Change in Control  Agreement  between First Savings
                         Bank and certain executive officers                                         f

            ------------ --------------------------------------------------------------------- ---------------

            ------------ --------------------------------------------------------------------- -----------------
              Exhibit
              Number                                 Description                                 Reference
            ------------ --------------------------------------------------------------------- -----------------
               10.13     Form  of  Three-year  Change  in  Control  Agreement  between  First        f
                         Savings Bank and certain executive officers
               10.14     First Savings Bank, SLA Employee Severance Compensation Plan                b
               11.0      Computation of per share earnings                                           h
               13.0      2002 Annual Report to Stockholders                                          i
               21.0      Subsidiaries of Registrant  incorporated by reference herein to Part
                         I - Subsidiaries
               23.0      Consent of KPMG LLP                                                    Filed herein
               31.1      Certification of Chief Executive Officer                               Filed herein
               31.2      Certification of Chief Financial Officer                               Filed herein
               32.1      Statement of Chief Executive Officer  furnished  pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350          Furnished herein
               32.2      Statement of Chief Financial Officer  furnished  pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350          Furnished herein
            ------------ --------------------------------------------------------------------- -----------------

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

h Filed herein as a component of Item 8, under Note 1 of the Notes to Consolidated Financial Statements.

i Previously filed on March 31, 2003, in the Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809).


(b) Reports on Form 8-K.

         None.

--------------------------------------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 28, 2004           FIRST SENTINEL BANCORP, INC.

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

Signature                                 Title                      Date
---------                                 -----                      ----

PHILIP T. RUEGGER, JR.            Chairman of the Board         January 28, 2004
---------------------------
Philip T. Ruegger, Jr.

CHRISTOPHER MARTIN                President, Chief Executive    January 28, 2004
---------------------------       Officer and Director
Christopher Martin

THOMAS M. LYONS                   Senior Vice President,        January 28, 2004
---------------------------       Chief Financial Officer
Thomas M. Lyons

JOSEPH CHADWICK                   Director                      January 28, 2004
---------------------------
Joseph Chadwick

GEORGE T. HORNYAK, JR.            Director                      January 28, 2004
---------------------------
George T. Hornyak, Jr.

KEITH H. MCLAUGHLIN               Director                      January 28, 2004
---------------------------
Keith H. McLaughlin

JOHN P. MULKERIN                  Director                      January 28, 2004
---------------------------
John P. Mulkerin

JEFFRIES SHEIN                    Director                      January 28, 2004
---------------------------
Jeffries Shein

WALTER K. TIMPSON                 Director                      January 28, 2004
---------------------------
Walter K. Timpson