Form 10-Q/A
period 2003-03-31
FIRST SENTINEL BANCORP INC
filed 2004-01-28
CIK 1051092

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended...........................         MARCH 31, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No.: 000-23809

                          FIRST SENTINEL BANCORP, INC.
             (exact name of registrant as specified in its charter)


                                 DELAWARE                                                        22-3566151
      (State or other jurisdiction of incorporation or organization)                      (IRS Employer I.D. No.)

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

Yes     X      No          .
     -------      ---------

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X      No          .
     -------      ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                              OUTSTANDING AT MAY 1, 2003
----------------------------------------------                ---------------------------------------------
                Common Stock                                               26,599,906 shares

                          FIRST SENTINEL BANCORP, INC.

                              INDEX TO FORM 10-Q/A

                                                                                                     PAGE #

                EXPLANATORY NOTE                                                                        3

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of March 31, 2003 (restated)
                and December 31, 2002                                                                   4

                Consolidated Statements of Income (restated) for the Three Months Ended March 31,
                2003 and 2002                                                                           5

                Consolidated Statements of Stockholders' Equity (restated) for the Three Months
                Ended March 31, 2003 and 2002                                                           6

                Consolidated Statements of Cash Flows (restated) for the Three Months Ended March
                31, 2003 and 2002                                                                       7

                Notes to Restated Unaudited Consolidated Financial Statements                           8

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                             12

Item 3.         Quantitative and Qualitative Disclosure About Market Risk                              18

Item 4.         Controls and Procedures                                                                18

PART II.        OTHER INFORMATION                                                                      18

                SIGNATURES                                                                             20

                                EXPLANATORY NOTE

           The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of First Sentinel Bancorp, Inc. (the "Company") for the quarter ended March 31, 2003, which was originally filed on May 15, 2003, (the "Original Filing") is to restate the Company's consolidated financial statements at and for the three months ended March 31, 2003 and 2002, and related disclosures.

           This Amendment No. 1 amends and restates in their entirety Items 1, 2 and 4 of Part I of the Original Filing. Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.


           The Company has restated its consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 to conform its accounting for First Savings Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No.97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent changes in the fair value of stock held in the rabbi trust for the Directors' Deferred Fee Plan as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation. The Company has determined that a deferred compensation obligation (liability) is required to be recognized for the fair value of the common stock held in the rabbi trust for the Directors' Deferred Fee Plan, with changes in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost and the cost of shares held in the rabbi trust treated in a manner similarly to treasury stock. The restatements resulted in net income being increased by $298,000 and decreased by $200,000 for the three months ended March 31, 2003 and 2002, respectively. The restatements also had the effect of reducing the number of shares outstanding for book value and earnings per share calculations for all periods presented.

           Additional detail regarding the restatement is included in Note 2 of the Notes to Restated Unaudited Consolidated Financial Statements included in
Item 1 of Part I of this Amendment No. 1 on Form 10-Q/A.

           The restated unaudited consolidated financial statements included in this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the restated consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 2002, which was filed on January 28, 2004.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (RESTATED)
(Dollars in thousands, except share data) (Unaudited)

                                                                                         March 31,                December 31,
                                                                                           2003                       2002
                                                                                     ------------------         -----------------
ASSETS
Cash and due from banks ........................................................      $         30,521          $       21,695
Federal funds sold .............................................................                42,600                  44,250
                                                                                      ------------------        ----------------
     Total cash and cash equivalents ...........................................                73,121                  65,945
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost ....................                22,081                  20,835
Investment securities available for sale .......................................               113,243                 114,219
Mortgage-backed securities available for sale ..................................               805,386                 790,562
Loans held for sale, net .......................................................                 4,842                     563
Loans receivable, net ..........................................................             1,210,287               1,200,647
Interest and dividends receivable ..............................................                10,823                  11,055
Premises and equipment, net ....................................................                16,237                  15,882
Core deposit intangibles........................................................                 4,358                   4,568
Other assets                                                                                    35,137                  37,203
                                                                                      ------------------        ----------------
     Total assets ..............................................................      $      2,295,515          $    2,261,479
                                                                                      ==================        ================

--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                                              $      1,406,077          $    1,387,986
Borrowed funds                                                                                 621,623                 596,663
Advances by borrowers for taxes and insurance                                                    9,978                   9,615
Other liabilities                                                                               27,878                  30,643
                                                                                      ------------------        ----------------
     Total liabilities                                                                       2,065,556               2,024,907
                                                                                      ------------------        ----------------
Company-obligated mandatorily redeemable preferred capital securities of a
   subsidiary trust holding solely junior subordinated debentures of the Company                25,000                  25,000
                                                                                      ------------------        ----------------

STOCKHOLDERS' EQUITY

Preferred stock; authorized 10,000,000 shares; none issued and outstanding......                    --                      --
Common stock, $.01 par value, 85,000,000 shares authorized;
     43,106,742 and 26,599,906 shares issued and outstanding at 3/31/03 and
     43,106,742 and 27,444,098 shares issued and outstanding at 12/31/02 .......                   430                     430
Paid-in capital                                                                                205,792                 205,915
Retained earnings                                                                              164,943                 161,453
Accumulated other comprehensive income..........................................                11,221                   9,776
Treasury stock (15,397,938 and 14,586,591 shares at 3/31/03 and 12/31/02,
  respectively) ................................................................              (157,284)               (145,480)
Common stock acquired by the Employee Stock Ownership Plan (ESOP)...............                (9,174)                 (9,404)
Common stock acquired by the Recognition and Retention Plan (RRP)...............                  (793)                 (1,032)
Common stock acquired by the Deferred Directors Fee Plan (DDFP).................                (2,502)                 (2,412)
DDFP Transition Differential....................................................                (7,674)                 (7,674)
                                                                                      ------------------        ----------------
     Total stockholders' equity                                                                204,959                 211,572
                                                                                      ------------------        ----------------
     Total liabilities and stockholders' equity                                       $      2,295,515          $    2,261,479
                                                                                      ==================        ================

See accompanying notes to the restated unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (RESTATED)
(Dollars in thousands, except share data) (Unaudited)

                                                                                            Three Months Ended March 31,
                                                                                          2003                       2002
                                                                                    ----------------          -----------------
INTEREST INCOME:
  Loans ........................................................................     $       19,193            $        21,395
  Investment and mortgage-backed securities available for sale .................              9,588                      9,721
                                                                                     ---------------           ----------------
     Total interest income .....................................................             28,781                     31,116
                                                                                     ---------------           ----------------

INTEREST EXPENSE:
 Deposits:
   NOW and money market demand .................................................              1,336                      2,095
   Savings .....................................................................                722                        838
   Certificates of deposit .....................................................              4,180                      6,074
                                                                                     ---------------           ----------------
     Total interest expense - deposits .........................................              6,238                      9,007
   Borrowed funds ..............................................................              7,532                      7,076
                                                                                     ---------------           ----------------
     Total interest expense ....................................................             13,770                     16,083
                                                                                     ---------------           ----------------
     Net interest income .......................................................             15,011                     15,033
   Provision for loan losses ...................................................                 --                        100
                                                                                     ---------------           ----------------
     Net interest income after provision for loan losses........................             15,011                     14,933
                                                                                     ---------------           ----------------

NON-INTEREST INCOME:
  Fees and service charges .....................................................                888                      1,240
  Net gain on sales of loans and securities available for sale .................                893                        116
  Income on Bank Owned Life Insurance...........................................                398                        415
  Other income..................................................................                244                        179
                                                                                     ---------------           ----------------
     Total non-interest income..................................................              2,423                      1,950
                                                                                     ---------------           ----------------

NON-INTEREST EXPENSE:
  Compensation and benefits ....................................................              3,852                      4,272
  Occupancy ....................................................................                646                        558
  Equipment ....................................................................                428                        438
  Advertising ..................................................................                255                        175
  Federal deposit insurance ....................................................                 58                         59
  Amortization of core deposit intangibles .....................................                210                        212
  Distributions on preferred capital securities.................................                472                        498
  General and administrative ...................................................              1,171                      1,134
                                                                                     ---------------           ----------------
     Total non-interest expense ................................................              7,092                      7,346
                                                                                     ---------------           ----------------

     Income before income tax expense ..........................................             10,342                      9,537

Income tax expense .............................................................              3,494                      3,136
                                                                                     ---------------           ----------------
     Net income ................................................................     $        6,848            $         6,401
                                                                                     ===============           ================

Basic earnings per share .......................................................     $         0.26            $          0.22
                                                                                     ===============           ================

Weighted average shares outstanding - Basic ....................................         25,961,314                 28,499,900
                                                                                     ===============           ================

Diluted earnings per share .....................................................     $         0.24            $          0.22
                                                                                     ===============           ================

Weighted average shares outstanding - Diluted...................................         27,652,037                 30,198,768
                                                                                     ===============           ================


See accompanying notes to the restated unaudited consolidated financial statements.


FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED)
(Dollars in thousands) (Unaudited)


                                                                       Accumulated
                                                                          Other
                                                                         Compre-      Common       Common                  Common
                                                                         hensive       Stock        Stock                   Stock
                                         Common   Paid-In    Retained     Income     Acquired     Acquired    Treasury    Acquired
                                         Stock    Captial    Earnings     (Loss)      By ESOP      By RRP       Stock      By DDFP
                                      ----------------------------------------------------------------------------------------------

Balance at December 31, 2001.........     $430   $204,544    $147,159     $2,178     $(10,321)     $(1,910)   $(110,571)   $(2,132)
   Net income for the three months
     ended March 31, 2002 (restated)        --         --       6,401         --           --           --           --         --
Cash dividends declared ($0.075).....       --         --      (2,270)        --           --           --           --         --
Net change in unrealized gain on
   securities available for sale.....       --         --          --       (662)          --           --           --         --
Purchases of treasury stock..........       --         --          --         --           --           --       (9,868)        --
Increase in cost of DDFP, net .......       --         --          --         --           --           --           --        (36)
Exercise of stock options............       --         --        (325)        --           --           --          492         --
Tax benefit on stock options and
   RRP...............................       --        326          --         --           --           --           --         --
Purchase and retirement of
   common stock......................       --       (108)         --         --           --           --           --         --
Amortization of RRP..................       --         --          --         --           --          220           --         --
ESOP expense.........................       --        100          --         --          229           --           --         --
                                      ----------------------------------------------------------------------------------------------

Balance at March 31, 2002 (restated)      $430   $204,862    $150,965     $1,516     $(10,092)     $(1,690)   $(119,947)   $(2,168)
                                      ==============================================================================================

Balance at December 31, 2002 ........     $430   $205,915    $161,453     $9,776      $(9,404)     $(1,032)   $(145,480)   $(2,412)
Net income for the three months
   ended March 31, 2003 (restated) ..       --         --       6,848         --           --           --           --         --
Cash dividends declared ($0.105).....       --         --     (2,881)         --           --           --           --         --
Net change in unrealized gain on
   securities available for sale.....       --         --          --      1,445           --           --           --         --
Purchases of treasury stock..........       --         --          --         --           --           --      (12,353)        --
Increase in cost of DDFP, net .......       --         --          --         --           --           --           --        (90)
Exercise of stock options............       --        (67)       (477)        --           --           --          549         --
Purchase and retirement of common
   stock.............................       --       (177)         --         --           --           --           --         --
Amortization of RRP..................       --         --          --         --           --          239           --         --
ESOP expense.........................       --        121          --         --          230           --           --         --
                                      ----------------------------------------------------------------------------------------------

Balance at March 31, 2003 (restated)      $430   $205,792    $164,943    $11,221      $(9,174)       $(793)   $(157,284)   $(2,502)
                                      ==============================================================================================



                                          DDPF          Total
                                       Transition   Stockholders
                                       Differential    Equity
                                      --------------------------
Balance at December 31, 2001.........     $(7,674)    $221,703
   Net income for the three months
     ended March 31, 2002 (restated)           --        6,401
Cash dividends declared ($0.075).....          --       (2,270)
Net change in unrealized gain on
   securities available for sale.....          --         (662)
Purchases of treasury stock..........          --       (9,868)
Increase in cost of DDFP, net .......          --          (36)
Exercise of stock options............          --          167
Tax benefit on stock options and
   RRP...............................          --          326
Purchase and retirement of
   common stock......................          --         (108)
Amortization of RRP..................          --          220
ESOP expense.........................          --          329
                                      -------------------------

Balance at March 31, 2002 (restated)      $(7,674)    $216,202
                                      =========================

Balance at December 31, 2002 ........     $(7,674)    $211,572
Net income for the three months
   ended March 31, 2003 (restated) ..          --        6,848
Cash dividends declared ($0.105).....          --       (2,881)
Net change in unrealized gain on
   securities available for sale.....          --        1,445
Purchases of treasury stock..........          --      (12,353)
Increase in cost of DDFP, net .......          --          (90)
Exercise of stock options............          --            5
Purchase and retirement of common
   stock.............................          --         (177)
Amortization of RRP..................          --          239
ESOP expense.........................          --          351
                                      -------------------------

Balance at March 31, 2003 (restated)      $(7,674)    $204,959
                                      =========================


See accompanying notes to the restated unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(Dollars in thousands) (Unaudited)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                    ---------------------------------
                                                                                         2003              2002
                                                                                    --------------   ---------------
Cash flows from operating activities:
   Net income ..................................................................     $      6,848     $      6,401
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
   Depreciation of premises and equipment ......................................              372              351
   Amortization of core deposit intangibles.....................................              210              212
   ESOP expense ................................................................              351              329
   Amortization of RRP .........................................................              239              220
   DDFP (credit) expense .......................................................             (459)             308
   Net amortization of premiums and accretion of discounts and deferred fees....            1,175            1,310
   Provision for loan losses ...................................................               --              100
   Loans originated for sale ...................................................          (18,080)          (6,961)
   Proceeds from sales of mortgage loans available for sale ....................           13,811           11,492
   Net gain on sales of loans and securities available for sale.................             (893)            (116)
   Net gain on sale of real estate owned........................................              (81)              --
   Decrease (increase) in interest and dividends receivable ....................              232              (66)
   Tax benefit on stock options and RRP.........................................               --              326
   Decrease in other liabilities................................................           (3,182)            (728)
   Decrease in other assets.....................................................            2,012            4,715
                                                                                     -------------    --------------
         Net cash provided by operating activities .............................            2,555           17,893
                                                                                     -------------    --------------
Cash flows from investing activities:
   Proceeds from sales/calls/maturities of investment
      securities available for sale ............................................           17,687           10,650
   Purchases of investment securities available for sale .......................          (15,579)         (26,948)
   Purchase of FHLB-NY stock ...................................................           (1,246)            (349)
   Proceeds from sales of mortgage-backed securities available for sale ........           50,036            9,907
   Principal payments on mortgage-backed securities ............................           91,049           61,704
   Purchases of mortgage-backed securities available for sale ..................         (155,868)        (123,736)
   Principal repayments on loans ...............................................          158,526          191,180
   Origination of loans ........................................................         (164,096)        (190,170)
   Purchases of mortgage loans .................................................           (3,299)         (13,585)
   Proceeds from sale of real estate owned .....................................              153               --
   Purchases of premises and equipment .........................................             (727)            (244)
                                                                                     -------------    --------------
         Net cash used in investing activities..................................          (23,364)         (81,591)
                                                                                     -------------    --------------
Cash flows from financing activities:
   Purchase of treasury stock ..................................................          (12,353)          (9,868)
   Increase in cost of DDFP, net................................................              (90)             (36)
   Stock options exercised .....................................................               72              167
   Cash dividends paid .........................................................           (2,881)          (2,270)
   Net increase in deposits.....................................................           18,091           36,230
   Net increase in short-term borrowed funds ...................................               --               --
   Proceeds from borrowed funds ................................................           50,000           40,000
   Repayment of borrowed funds .................................................          (25,040)         (15,036)
   Net increase in advances by borrowers for taxes and insurance ...............              363              517
   Purchase and retirement of common stock......................................             (177)            (108)
                                                                                     -------------    --------------
         Net cash provided by financing activities..............................           27,985           49,596
                                                                                     -------------    --------------
         Net increase (decrease) in cash and cash equivalents...................            7,176          (14,102)
Cash and cash equivalents at beginning of period ...............................           65,945           53,875
                                                                                     -------------    --------------
Cash and cash equivalents at end of period .....................................     $     73,121     $     39,773
                                                                                     =============    ==============
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
       Interest ................................................................     $     14,165     $     16,002
       Income taxes ............................................................             4,803               --


See accompanying notes to the restated unaudited consolidated financial statements.

               FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

          Notes to Restated Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION
The accompanying restated unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X for First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") and its wholly-owned subsidiaries, First Savings Bank, ("First Savings" or the "Bank") Pulse Investment, Inc., Pulse Insurance Services, Inc. and Pulse Real Estate, Inc., and the Bank's wholly-owned subsidiaries, FSB Financial LLC, and 1000 Woodbridge Center Drive, Inc. Certain disclosures have been omitted or condensed pursuant to such rules. These restated interim financial statements should be read in conjunction with the restated consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 2002, which was filed on January 28, 2004.

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

(b) STOCK-BASED COMPENSATION
The Company applies the "intrinsic value based method" as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. No employee compensation cost for stock options is reflected in net income, as all options granted under the Company's stock option plans had exercise prices greater than or equal to the market value of the underlying common stock on the date of grant. Stock awarded to employees under the Company's Recognition and Retention Plan is expensed by the Company over the awards' vesting period based upon the fair market value of the stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions for stock-based compensation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," amended by SFAS No. 148, "Accounting for Stock-based Compensation
- Transition and Disclosures" (in thousands, except per share data):


                                                                    Three Months Ended March 31,
                                                                    2003                   2002
                                                           ---------------------    ------------------
Net income, as reported                                              $   6,848              $   6,401
Add:
   Stock-based employee compensation expense
      included in reported net income, net of related
      tax effects (RRP awards)                                             155                    143
Deduct:
   Total stock-based employee compensation
      expense determined under fair value based
      method for all options and RRP awards, net
      of related tax                                                       162                    332
                                                           ---------------------    ------------------
Pro forma net income                                                 $   6,841              $   6,212
                                                           =====================    ==================

Net income per common share:
   Basic - as reported                                               $    0.26              $   0.22
                                                           =====================    ==================
   Basic - pro forma                                                      0.26                  0.22
                                                           =====================    ==================
   Diluted - as reported                                                  0.24                  0.22
                                                           =====================    ==================
   Diluted - pro forma                                               $    0.24              $   0.21
                                                           =====================    ==================

(c) EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the daily average number of common shares outstanding during the period. Common stock equivalents are not included in the calculation.

Diluted earnings per share is computed similarly to that of basic earnings per share except that for stock options and RRP shares the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued utilizing the treasury stock method. With respect to the DDFP shares, such shares are included in diluted earnings per share and net income is adjusted to eliminate the DDFP (credit) expense if the effect is more dilutive to do so, otherwise the DDFP (credit) expense is included in net income and the shares are excluded from diluted shares outstanding.

Calculation of Basic and Diluted Earnings Per Share
------------------------------------------------------------------
(dollars in thousands, except share data)

                                                             Three Months Ended March 31,
                                                              2003                 2002
                                                        ----------------     -----------------
Net income for basic earnings per share                 $         6,848      $          6,401
DDFP (credit) expense, net of related tax                          (298)                  200
                                                        ---------------      -----------------
Net income for diluted earnings per share               $         6,550      $          6,601
                                                        ===============      =================

Basic weighted-average common shares
     outstanding                                             25,961,344            28,499,900
Plus: Common stock held by DDFP                                 984,244               959,663
Plus: Dilutive stock options and awards                         706,449               739,205
                                                        ---------------      -----------------
Diluted weighted-average common
     shares outstanding                                      27,652,037            30,198,768
                                                        ===============      =================

Net income per common share:

   Basic                                                $          0.26      $           0.22
                                                        ===============      =================
   Diluted                                              $          0.24      $           0.22
                                                        ===============      =================


(2)  RESTATEMENTS

The Company has restated its unaudited consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 to conform its accounting for the Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent changes in the fair value of stock held in the rabbi trust for the Directors' Deferred Fee Plan as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation.

The Company has determined that a deferred compensation obligation (liability) is required to be recognized for the fair value of the common stock held in the rabbi trust, with changes in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost and the cost of shares held in the rabbi trust treated in a manner similar to treasury stock. The restatements resulted in net income being increased by $298,000 and reduced by $200,000 for the three months ended March 31, 2003 and 2002, respectively. The restatements also had the effect of reducing the number of shares outstanding on the consolidated statements of financial condition and for earnings per share calculations for all periods presented. In addition, Notes 1(b) and (c) and Note 6 reflect certain adjustments related to the restatement.

The tables below present a summary of the impact of restating the Company's consolidated statements of income and cash flows for the periods ended March 31, 2003 and 2002 and the Company's consolidated statements of financial condition at March 31, 2003 (dollars in thousands, except per share data):

                                                                        Three months ended March 31
                                                           2003                                             2002
                                        -------------------------------------------      -------------------------------------------
                                            Originally                                      Originally
                                             Reported                Restated                Reported                 Restated
                                        -------------------      ------------------      ------------------      -------------------
Consolidated Statements of Income:
Compensation and benefits                   $      4,311           $       3,852          $        3,964         $        4,272
Total non-interest expense                         7,551                   7,092                   7,038                  7,346
Income before income tax expense                   9,883                  10,342                   9,845                  9,537
Income tax expense                                 3,333                   3,494                   3,244                  3,136
Net income                                         6,550                   6,848                   6,601                  6,401
Basic earnings per share                    $       0.24           $        0.26          $         0.22         $         0.22
Basic weighted average shares
     outstanding                              26,945,588              25,961,344              29,459,563             28,499,900

                                                                        Three months ended March 31
                                                           2003                                             2002
                                        -------------------------------------------      -------------------------------------------
                                            Originally                                      Originally
                                             Reported                Restated                Reported                 Restated
                                        -------------------      ------------------      ------------------      -------------------
Consolidated Statements of Cash
     Flows:
Net income                                  $      6,550           $       6,848          $        6,601         $        6,401
DDFP (credit) expense                                 --                   (459)                      --                    308
Decrease in other assets                           1,833                   2,012                   4,837                  4,715
Net cash provided by operating                     2,537                   2,555                  17,907                 17,893
     activities
Cash dividends paid                               (2,953)                 (2,881)                 (2,320)                (2,270)
Increase in cost of DDFP, net                         --                     (90)                     --                    (36)
Net cash provided by financing
     activities                             $     28,003           $      27,985          $       49,582         $       49,596


                                                     At March 31, 2003
                                             Originally
                                              Reported            Restated
                                         -------------------  ------------------
Consolidated Statements of Financial
     Condition:
Other assets                               $         30,853     $        35,137
Total assets                                      2,291,231           2,295,515
Other liabilities                                    14,246              27,878
Total liabilities                                 2,051,924           2,065,556
Paid-in capital                                     203,106             205,792
Retained earnings                                   166,801             164,943
Common stock acquired by DDFP                            --              (2,502)
DDFP transition differential                             --              (7,674)
Total stockholders' equity                          214,307             204,959
Total liabilities and stockholders'
     equity                                $      2,291,231     $     2,295,515

(3)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.105 per share on January 23, 2003, payable February 28, 2003, to stockholders of record on February 14, 2003.

(4)  COMMITMENTS AND CONTINGENCIES

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

(5)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                              Three Months Ended March 31,
                                                2003               2002
                                           ----------------  ---------------
Balance at beginning of period             $        12,830   $       12,932
Provision charged to operations                          -              100
Net (charge-offs) recoveries                            (2)               1
                                           ----------------  ---------------
Balance at end of period                   $        12,828   $       13,033
                                           ================  ===============

(6)  COMPREHENSIVE  INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $8.3 million and $5.7 million for the three months ended March 31, 2003 and 2002, respectively.

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

RESTATEMENTS.

The Company has restated its consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 to conform its accounting for the Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent changes in the fair value of stock held in the rabbi trust as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation. The Company has determined that a deferred compensation obligation (liability) is required to be recognized for the fair value of the common stock held in the rabbi trust for the Director's Deferred Fee Plan, with changes in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost and the cost of shares held in the rabbi trust treated in a manner similar to treasury stock. The restatements resulted in net income being increased by $298,000 and decreased by $200,000 for the three months ended March 31, 2003 and 2002, respectively. The restatements also had the effect of reducing the number of shares outstanding for book value and earnings per share calculations for all periods presented. For additional information regarding the restatements, see Note 2 of the Notes to Restated Unaudited Consolidated Financial Statements included herein.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES.   "Management's  Discussion  and
Analysis of Financial Condition and Results of Operation," as well as disclosures found elsewhere in this Form 10-Q/A, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, as supplemented by this report, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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

ASSETS. Total assets grew $34.0 million from December 31, 2002, to $2.3 billion at March 31, 2003. Changes in asset composition during the quarter consisted primarily of increases in mortgage-backed securities ("MBS"), loans receivable and cash and cash equivalents.

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

CAPITAL. The Company's stockholders' equity decreased $6.6 million, or 3.1%, to $205.0 million at March 31, 2003, from $211.6 million at December 31, 2002. The decrease in equity was primarily attributable to the repurchase of $12.5 million of the Company's common stock and cash dividends of $2.9 million, partially offset by net income of $6.8 million for the three months ended March 31, 2003, an increase in the net unrealized gain on securities available for sale of $1.4 million and the amortization of stock-based compensation and benefit plans of $505,000. Book value and tangible book value per share were $7.71 and $7.54, respectively, at March 31, 2003, compared with $7.71 and $7.54, respectively, at December 31, 2002, and $7.38 and $7.21, respectively, at March 31, 2002.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and total risk-based capital requirements. At March 31, 2003, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):


                                      Required                       Actual
                              -------------------------     --------------------------           Excess of Actual
                                                % of                          % of                Over Regulatory
                                 Amount        Assets           Amount       Assets                Requirements
                              ------------- ------------    -------------- -----------      ---------------------------
Leverage Capital                   $90,088        4.00%          $173,682       7.71%                 $ 83,594
Risk-based Capital:
Tier 1                              43,696        4.00%           173,682      15.90%                  129,986
Total                               87,392        8.00%           186,510      17.07%                   99,118


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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

RESULTS OF OPERATIONS. For the quarter ended March 31, 2003, basic and diluted earnings per share were $0.26 and $0.24, respectively. This represented increases of 17.4% and 8.4%, respectively, over basic and diluted earnings per share of $0.22 for the quarter ended March 31, 2002. Net income for the three months ended March 31, 2003, totaled $6.8 million, an increase of $447,000, or 7.0%, compared with the first quarter of 2002. Annualized return on average equity increased to 12.80% for the first quarter of 2003, from 11.29% for the comparable 2002 period. Annualized return on average assets was 1.21% for the March 2003 quarter, compared to 1.18% for the same period in 2002.

CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

The Company has restated its consolidated financial statements for the periods presented in this table. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements.


                                                                           THREE MONTHS ENDED MARCH 31,
                                                 --------------------------------------------------------------------------------
                                                                  2003                                    2002
                                                 --------------------------------------    --------------------------------------
                                                    Average                  Average         Average                    Average
                                                    Balance     Interest    Yield/cost       Balance      Interest    Yield/cost
                                                 --------------------------------------    --------------------------------------
ASSETS
  Interest-earning assets:
   Federal funds sold........................     $   34,354     $   101      1.18%         $   54,362     $   228       1.68%
   Investment securities available for
     sale (1)..............................          131,618       1,644      5.00             137,617       1,931       5.61
   Mortgage-backed securities available
     for sale..............................          771,408       7,843      4.07             641,076       7,562       4.72
                                                  ----------     -------                    ----------     -------
     Total investments......................         937,380       9,588      4.09             833,055       9,721       4.67

   Mortgage loans..........................        1,103,789      17,353      6.29           1,128,874      19,160       6.79
   Home equity loans.......................           62,892       1,074      6.83              71,882       1,312       7.30
   Home equity lines of credit.............           48,278         562      4.66              40,604         546       5.38
   Other loans.............................           15,057         204      5.42              19,913         377       7.57
                                                  ----------     -------                    ----------     -------
     Total loans................................   1,230,016      19,193      6.24           1,261,273      21,395       6.79
                                                  ----------     -------                    ----------     -------

  Total interest-earning assets............        2,167,396      28,781      5.31%          2,094,328      31,116       5.94%
  Non-interest earning assets .............           95,069                                    76,351
        Total assets                              $2,262,465                                $2,170,679
                                                  ==========                                ==========



LIABILITIES AND STOCKHOLDERS'
  EQUITY

  Interest-bearing liabilities:

   NOW and money market accounts .......          $  491,108     $ 1,336      1.09%         $  439,538     $ 2,095       1.91%
   Savings accounts .........................        225,574         722      1.28             184,617         838       1.82
   Certificates of deposit                           595,202       4,180      2.81             647,890       6,074       3.75
                                                  ----------     -------                    ----------     -------
     Total interest-bearing deposits ......        1,311,884       6,238      1.90           1,272,045       9,007       2.83

   Borrowed funds                                    601,673       7,532      5.01             556,569       7,076       5.09
                                                  ----------     -------                    ----------     -------
  Total interest-bearing liabilities.......        1,913,557      13,770      2.88           1,828,614      16,083       3.52
  Non-interest bearing deposits ...........           73,082                                    60,485
  Other liabilities                                   61,766                                    54,796
                                                  ----------                                ----------
        Total liabilities                          2,048,405                                 1,943,895
  Stockholders' equity ......................        214,060                                   226,784
                                                  ----------                                ----------
        Total liabilities and stockholders'
            equity ..........................     $2,262,465                                $2,170,679
                                                  ==========     -------      ----          ==========

Net interest income/interest rate spread ..                      $15,011      2.43%                        $15,033       2.42%
                                                                 =======      ====                         =======       ====
Net interest-earning assets/net interest
   margin..................................       $  253,839                  2.77%         $  265,714                   2.87%
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


(dollars in thousands)                                              March 31,     Dec. 31,   Sept. 30,     June 30,     Mar. 31,
                                                                      2003         2002        2002          2002        2002
                                                                ---------------------------------------------------------------
Non-accrual mortgage loans...............................            $1,082       $1,511      $2,297       $1,875      $1,681
Non-accrual other loans..................................                43           30           -        5,552           -
                                                                ---------------------------------------------------------------
   Total non-accrual loans...............................             1,125        1,541       2,297        7,427       1,681
Loans 90 days or more delinquent and
   still accruing........................................               294          223         440           80         256
                                                                ---------------------------------------------------------------
Total non-performing loans...............................             1,419        1,764       2,737        7,507       1,937
Non-accrual investments (WorldCom, Inc.
   corporate bonds)......................................                --           --         300          300          --
Total foreclosed real estate, net of related
   allowance.............................................                --           72         100           --          42
                                                                ---------------------------------------------------------------
Total non-performing assets..............................            $1,419       $1,836      $3,137       $7,807      $1,979
                                                                ===============================================================
Non-performing loans to loans receivable.................             0.12%        0.15%       0.22%        0.59%       0.15%
Non-performing assets to total assets....................             0.06%        0.08%       0.14%        0.35%       0.09%


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

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 2003, decreased $254,000, or 3.5%, to $7.1 million, compared to $7.3 million for the same period in 2002. Compensation and benefits expense decreased $420,000 for the quarter ended March 31, 2003 compared with the same period in 2002. The decrease in compensation and benefits expense was primarily attributable to a credit of $459,000 resulting from changes in the fair value of stock held in rabbi trust for the DDFP for the quarter ended March 31, 2003, compared with a charge of $308,000 for the same period in 2002. Partially offsetting this reduction were increases resulting from staff and wage increases, as well as increased healthcare, pension and ESOP costs. In addition, occupancy costs grew by $88,000, compared with the first quarter of 2002, as a result of the opening of the Somerset branch in February of 2002 and increased snow removal and heating costs in 2003. Further, advertising expense for the three months ended March 31, 2003, was $80,000 greater than the comparable 2002 period as a result of several targeted direct mail and print campaigns aimed at stimulating core deposit and loan growth. The Company's annualized non-interest expense, excluding amortization of core deposit intangibles and distributions on preferred capital securities, divided by average assets was 1.13% for the three months ended March 31, 2003, compared with 1.22% for the same period in 2002. The Company's efficiency ratio, calculated as non-interest expense (excluding distributions on preferred capital securities) divided by the sum of net interest income and non-interest income (excluding net gains on sales of loans and securities), was 40.0% for the first quarter of 2003, compared with 40.6% for the same period in 2002.

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

Item 4.           Controls and Procedures

     a.)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

          Christopher Martin, the Company's Chief Executive Officer,  and Thomas
          M. Lyons, the Company's Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2003. Based upon their evaluation, they each found the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

          In December 2003, the Company determined that its accounting for the Bank's Directors' Deferred Fee Plan did not conform with EITF Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in Rabbi Trust and Invested" at the required implementation date (September 30, 1998). As described in Note 2 of the Notes to Restated Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q/A, the Company has conformed its accounting in accordance with EITF Issue No. 97-14 and, as a result, has restated its consolidated financial statements as of September 30, 1998 and for all subsequent periods.

          Due to the discovery in December 2003 that the Company's financial statements did not conform with EITF Issue No. 97-14, Mr. Martin and Mr. Lyons have since determined that the Company's disclosure controls and procedures were not adequate as of March 31, 2003. As part of the Company's disclosure controls and procedures over the selection and application of accounting principles, the Company's accounting officers relied on information regarding accounting developments as provided by the Company's independent auditing firm, as well as attendance at continuing education courses for the accounting profession and receipt of various accounting journals and other literature with respect to the existence of new accounting pronouncements and their application to the Company. These controls and procedures did not result in the Company's becoming aware of the existence of EITF Issue No. 97-14 at the time of its pronouncement, at the time of its required implementation or at any time prior to December 2003. Therefore, the Company was not aware of its applicability to the accounting for the Bank's Directors Deferred Fee Plan. Mr. Martin and Mr. Lyons have concluded that the procedures described above were not sufficiently comprehensive to identify new accounting developments required to be incorporated in the Company's financial statements, resulting in the determination that the Company's disclosure controls and procedures were not adequate.

     b)   CHANGES IN INTERNAL CONTROLS.

          There were no changes in the Company's internal control over financial reporting during the quarter ending on March 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

          In connection with the determination in December 2003 by Mr. Martin and Mr. Lyons that the Company's disclosure controls and procedures were not adequate as of March 31, 2003, as described in section (a) above, the Company has enhanced its procedures for educating its financial officers with respect to the adoption of new or revised accounting principles, practices and applications. In particular, the Company's Chief Financial Officer will now perform the following review quarterly:

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

Item 5.   OTHER INFORMATION.
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.)  EXHIBITS

            ==============================================================================================================
                  Exhibit
                  Number                                   Description                                  Reference
            --------------------------------------------------------------------------------------------------------------
                    3.1       Certificate of Incorporation of First Sentinel Bancorp, Inc.                  *
                    3.2       Bylaws of First Sentinel Bancorp, Inc.                                        **
                     4        Stock certificate of First Sentinel Bancorp, Inc.                             *
                    11        Statement re: Computation of per Share Earnings                             page 7
                   31.1       Certification of Chief Executive Officer                                    Filed herein
                   31.2       Certification of Chief Financial Officer                                    Filed herein
                   32.1       Statement of Chief Executive Officer furnished pursuant to Section 906
                              of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350                   Furnished herein
                   32.2       Statement of Chief Financial Officer furnished pursuant to Section 906
                              of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350                   Furnished herein
==========================================================================================================================

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



                         FIRST SENTINEL BANCORP, INC.


Date:  January 28, 2004         By:   /S/ CHRISTOPHER MARTIN
                                      ----------------------
                                       Christopher Martin
                                       President and Chief Executive Officer

Date:  January 28, 2004         By:   /S/ THOMAS M. LYONS
                                      -------------------
                                       Thomas M. Lyons
                                       Executive Vice President and
                                       Chief Financial Officer