Form 10-Q/A
period 2003-06-30
FIRST SENTINEL BANCORP INC
filed 2004-01-28
CIK 1051092

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

Yes     X      No          .
     -------      ---------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X      No          .
     -------      ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                              OUTSTANDING AT AUGUST 1, 2003
---------------------------               --------------------------------------
      Common Stock                                 26,677,955 shares

                          FIRST SENTINEL BANCORP, INC.

                              INDEX TO FORM 10-Q/A

                                                                                                     Page #
                                                                                                     ------
                EXPLANATORY NOTE                                                                        3

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of June 30, 2003 (restated) and
                December 31, 2002                                                                       4

                Consolidated Statements of Income (restated) for the three and six months ended
                June 30, 2003 and 2002                                                                  5

                Consolidated Statements of Stockholders' Equity (restated) for the six months
                ended June 30, 2003 and 2002                                                            6

                Consolidated Statements of Cash Flows (restated) for the six months ended June
                30, 2003 and 2002                                                                       7

                Notes to Restated Unaudited Consolidated Financial Statements                           8

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                             13

Item 3.         Quantitative and Qualitative Disclosure About Market Risk                              22

Item 4.         Controls and Procedures                                                                22

PART II.        OTHER INFORMATION.                                                                     22

                SIGNATURES                                                                             24

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of First Sentinel Bancorp, Inc. (the "Company") for the quarter ended June 30, 2003, which was originally filed on August 14, 2003, (the "Original Filing") is to restate the Company's consolidated financial statements at and for the three and six months ended June 30, 2003 and 2002, and related disclosures.

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

         The Company has restated its consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 to conform its accounting for First Savings Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent changes in the fair value of stock held in the rabbi trust for the Directors' Deferred Fee Plan as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation. The Company has determined that a deferred compensation obligation (liability) is required to be recognized for the fair value of the common stock held in the rabbi trust for the Directors' Deferred Fee Plan, with changes in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost and the cost of shares held in the rabbi trust treated in a manner similar to treasury stock. The restatements resulted in net income being reduced by $1.1 million and $477,000 for the three months ended June 30, 2003 and 2002, respectively and by $835,000 and $677,000 for the six months ended June 30, 2003 and 2002, respectively. The restatements also had the effect of reducing the number of shares outstanding for book value and earnings per share calculations for all periods presented.

         Additional detail regarding the restatement is included in Note 2 of the Notes to Restated Unaudited Consolidated Financial Statements included in
Item 1 of Part I of this Amendment No. 1 on Form 10-Q/A.

         The restated unaudited consolidated financial statements included in this Amendement No. 1 on Form 10-Q/A should be read in conjunction with the restated consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 2002, which was filed on January 28, 2004.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (RESTATED)
(Dollars in thousands, except share data) (Unaudited)

                                                                                              June 30,          December 31,
                                                                                                2003               2002
                                                                                             -----------        -----------
ASSETS
Cash and due from banks ................................................................     $    30,055        $    21,695
Federal funds sold .....................................................................          30,300             44,250
                                                                                             -----------        -----------
     Total cash and cash equivalents ...................................................          60,355             65,945
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost ............................          21,829             20,835
Investment securities available for sale ...............................................         120,980            114,219
Mortgage-backed securities available for sale ..........................................         791,102            790,562
Loans held for sale, net ...............................................................           7,957                563
Loans receivable, net ..................................................................       1,206,704          1,200,647
Interest and dividends receivable ......................................................          10,301             11,055
Premises and equipment, net ............................................................          16,077             15,882
Core deposit intangibles ...............................................................           4,149              4,568
Other assets ...........................................................................          36,006             37,203
                                                                                             -----------        -----------
     Total assets ......................................................................     $ 2,275,460        $ 2,261,479
                                                                                             ===========        ===========
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ...............................................................................     $ 1,401,422        $ 1,387,986
Borrowed funds .........................................................................         601,583            596,663
Advances by borrowers for taxes and insurance ..........................................          10,141              9,615
Other liabilities ......................................................................          30,994             30,643
                                                                                             -----------        -----------
    Total liabilities ..................................................................       2,044,140          2,024,907
                                                                                             -----------        -----------

Company-obligated mandatorily redeemable preferred capital securities of a
    subsidiary trust holding solely junior subordinated debentures of the Company ......          25,000             25,000
                                                                                             -----------        -----------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares; none issued and outstanding .............              --                 --
Common Stock, $.01 par value, 85,000,000 shares authorized;
     43,106,742 and 26,650,395 shares issued and outstanding at 6/30/03 and
     43,106,742 and 27,444,098 shares issued and outstanding at 12/31/02 ...............             430                430
Paid-in capital ........................................................................         206,454            205,915
Retained earnings ......................................................................         166,809            161,453
Accumulated other comprehensive income .................................................           9,066              9,776
Treasury stock (15,362,435 and 14,586,591 shares at 6/30/03 and 12/31/02,
    respectively) ......................................................................        (156,676)          (145,480)
Common stock acquired by the Employee Stock Ownership Plan (ESOP) ......................          (8,945)            (9,404)
Common stock acquired by the Recognition and Retention Plan (RRP) ......................            (554)            (1,032)
Common stock acquired by the DDFP ......................................................          (2,590)            (2,412)
DDFP transition differential ...........................................................          (7,674)            (7,674)
                                                                                             -----------        -----------
     Total stockholders' equity ........................................................         206,320            211,572
                                                                                             -----------        -----------
     Total liabilities and stockholders' equity ........................................     $ 2,275,460        $ 2,261,479
                                                                                             ===========        ===========

See accompanying notes to the restated unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (RESTATED)
(Dollars in thousands, except share data) (Unaudited)

                                                                     Three months ended                   Six months ended
                                                                          June 30,                             June 30,
                                                                -----------------------------       -----------------------------
                                                                    2003              2002             2003              2002
                                                                -----------       -----------       -----------      ------------
INTEREST INCOME:
  Loans ..................................................      $    18,653      $     21,518       $    37,846      $     42,913
  Investment and mortgage-backed securities
      available for sale .................................            8,904            11,214            18,492            20,935
                                                                -----------       -----------       -----------      ------------
       Total interest income .............................           27,557            32,732            56,338            63,848
                                                                -----------       -----------       -----------      ------------

INTEREST EXPENSE:
   Deposits:
     NOW and money market demand .........................            1,128             2,086             2,464             4,181
     Savings .............................................              606               932             1,328             1,770
     Certificates of deposit .............................            3,827             5,330             8,007            11,404
                                                                -----------       -----------       -----------      ------------
       Total interest expense - deposits .................            5,561             8,348            11,799            17,355
   Borrowed funds ........................................            7,431             7,520            14,963            14,596
                                                                -----------       -----------       -----------      ------------
       Total interest expense ............................           12,992            15,868            26,762            31,951
                                                                -----------       -----------       -----------      ------------
       Net interest income ...............................           14,565            16,864            29,576            31,897
  Provision for loan losses ..............................               --             1,105                --             1,205
                                                                -----------       -----------       -----------      ------------
       Net interest income after provision for loan losses           14,565            15,759            29,576            30,692
                                                                -----------       -----------       -----------      ------------

NON-INTEREST INCOME:
    Fees and service charges .............................            1,142               859             2,030             2,099
    Net gain (loss) on sales of loans and securities
            available for sale ...........................              633            (1,587)            1,526            (1,471)
    Income on Bank Owned Life Insurance (BOLI) ...........              385               404               783               819
    Other, net ...........................................              189               199               433               378
                                                                -----------       -----------       -----------      ------------
       Total non-interest income .........................            2,349              (125)            4,772             1,825
                                                                -----------       -----------       -----------      ------------

NON-INTEREST EXPENSE:
    Compensation and benefits ............................            6,152             4,897            10,004             9,169
    Occupancy ............................................              587               545             1,233             1,103
    Equipment ............................................              409               401               837               839
    Advertising ..........................................              283               358               538               533
    Federal deposit insurance ............................               56                59               114               118
    Amortization of core deposit intangibles .............              209               211               419               423
    Distributions on preferred capital securities ........              472               491               944               989
    General and administrative ...........................            1,143             1,100             2,314             2,234
                                                                -----------       -----------       -----------      ------------
       Total non-interest expense ........................            9,311             8,062            16,403            15,408
                                                                -----------       -----------       -----------      ------------

       Income before income tax expense ..................            7,603             7,572            17,945            17,109


  Income tax expense .....................................            2,540             2,489             6,034             5,625
                                                                -----------       -----------       -----------      ------------

       Net income ........................................      $     5,063      $      5,083       $    11,911      $     11,484
                                                                ============     ============       ===========      ============

  Basic earnings per share ...............................      $       0.20     $       0.18       $      0.46      $       0.41
                                                                ============     ============       ===========      ============

  Weighted average shares outstanding - Basic ............        25,526,867       27,942,683        25,742,864        28,219,768
                                                                ============     ============       ===========      ============

  Diluted earnings per share .............................      $       0.19     $       0.18       $      0.45      $       0.40
                                                                ============     ============       ===========      ============

  Weighted average shares outstanding - Diluted ..........        26,254,038       28,815,073        26,459,674        29,025,556
                                                                ============     ============       ===========      ============

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

                                                                Accumulated
                                                                  Other
                                                                  Compre-     Common      Common                Common
                                                                  hensive      Stock      Stock                  Stock
                                  Common   Paid-In     Retained    Income    Acquired    Acquired   Treasury    Acquired
                                  Stock    Captial     Earnings    (Loss)     By ESOP     By RRP      Stock      By DDFP
                                 -----------------------------------------------------------------------------------------

Balance at December 31, 2001 ...   $430   $ 204,544    $ 147,159    $2,178   $(10,321)   $(1,910)   $(110,571)   $(2,132)
Net income for the six
  months ended June 30,
  2002 (restated) ..............     --          --       11,484        --         --         --           --         --
Cash dividends declared
  ($0.075) .....................     --          --       (5,079)       --         --         --           --         --
Net change in unrealized gain on
  securities available for
  sale .........................     --          --           --     6,167         --         --           --         --
Purchases of treasury
  stock ........................     --          --           --        --         --         --      (10,461)        --
Increase in cost of DDFP, net ..     --          --           --        --         --         --           --       (117)
Exercise of stock
  options ......................     --          --         (339)       --         --         --          516         --
Tax benefit on stock options
  and RRP ......................     --         326           --        --         --         --           --         --
Purchase and retirement of
  common stock .................     --        (108)          --        --         --         --           --
Amortization of RRP ............     --          --           --        --         --        439           --         --
ESOP expense ...................     --         218           --        --        459         --           --         --
                                 -----------------------------------------------------------------------------------------
Balance at June 30, 2002
  (restated) ...................   $430   $ 204,980    $ 153,225    $8,345   $ (9,862)   $(1,471)   $(120,516)   $(2,249)
                                 =========================================================================================


Balance at December 31, 2002 ...   $430   $ 205,915    $ 161,453    $9,776   $ (9,404)   $(1,032)   $(145,480)   $(2,412)
Net income for the six months
  ended June 30, 2003
  (restated) ...................     --          --       11,911        --         --         --           --         --
Cash dividends declared
  ($0.105) .....................     --          --       (5,707)       --         --         --           --         --
Net change in unrealized gain
  on securities available for
  sale .........................     --          --           --      (710)        --         --           --         --
Purchases of treasury
  stock ........................     --          --           --        --         --         --      (12,429)        --
Increase in cost of DDFP, net ..     --          --           --        --         --         --           --       (178)
Exercise of stock
  options ......................     --         (67)        (848)       --         --         --        1,233         --
Tax benefit on stock options
  and RRP ......................     --         457           --        --         --         --           --         --
Purchase and retirement of
  common stock .................     --        (177)          --        --         --         --           --         --
Amortization of RRP ............     --          34           --        --         --        478           --         --
ESOP expense ...................     --         292           --        --        459         --           --         --
                                 -----------------------------------------------------------------------------------------
Balance at June 30, 2003
  (restated) ...................   $430   $ 206,454    $ 166,809    $9,066   $ (8,945)   $  (554)   $(156,676)   $(2,590)
                                 =========================================================================================




     DDPF         Total
  Transition   Stockholders
 Differential     Equity
---------------------------

    $(7,674)     $ 221,703


         --         11,484

         --         (5,079)


         --          6,167

         --        (10,461)
         --           (117)

         --            177

         --            326

                      (108)
         --            439
         --            677
---------------------------

    $(7,674)     $ 225,208
===========================


    $(7,674)     $ 211,572


         --         11,911

         --         (5,707)


         --           (710)

         --        (12,429)
         --           (178)

         --            318

         --            457

         --           (177)
         --            512
         --            751
---------------------------

    $(7,674)     $ 206,320
===========================


See accompanying notes to the restated unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(Dollars in thousands) (Unaudited)

                                                                                              Six months ended
                                                                                                   June 30,
                                                                                          ---------------------------
                                                                                             2003             2002
                                                                                          ----------       ----------
Cash flows from operating activities:
   Net income ..........................................................................   $  11,911        $  11,484
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation of premises and equipment ..............................................         713              706
   Amortization of core deposit intangibles ............................................         419              423
   ESOP expense ........................................................................         751              677
   Amortization of RRP .................................................................         512              439
   DDFP expense ........................................................................       1,284            1,042
   Net amortization of premiums and accretion of discounts and deferred fees ...........       3,427            1,631
   Provision for loan losses ...........................................................          --            1,205
   Loans originated for sale ...........................................................     (34,814)         (11,938)
   Proceeds from sales of mortgage loans held for sale .................................      27,477           17,074
   Net (gain) loss on sales of loans and securities available for sale .................      (1,526)           1,471
   Net (gain) loss on sales of real estate owned .......................................         (81)              10
   Income on BOLI ......................................................................        (783)            (819)
   Decrease (increase) in interest and dividends receivable ............................         754             (741)
   Tax benefit on stock options and RRP ................................................         457              326
   (Decrease) increase in other liabilities ............................................        (615)             538
   Decrease in other assets ............................................................       1,943            5,904
                                                                                           ---------        ---------
         Net cash provided by operating activities .....................................      11,829           29,432
                                                                                           ---------        ---------
Cash flows from investing activities:
   Proceeds from sales/calls/maturities of investment securities available for sale ....      38,339           19,308
   Purchases of investment securities available for sale ...............................     (43,564)         (36,752)
   Purchase of FHLB-NY stock ...........................................................        (994)            (347)
   Proceeds from sales of mortgage-backed securities available for sale ................      94,612           87,897
   Principal payments on mortgage-backed securities ....................................     202,089          118,097
   Purchases of mortgage-backed securities available for sale ..........................    (302,474)        (288,572)
   Principal repayments on loans .......................................................     342,039          322,618
   Origination of loans ................................................................    (332,118)        (330,728)
   Purchases of mortgage loans .........................................................     (15,353)         (19,315)
   Proceeds from sale of real estate owned .............................................         204               32
   Purchases of premises and equipment .................................................        (908)            (469)
                                                                                           ---------        ---------
          Net cash used in investing activities ........................................     (18,128)        (128,231)
                                                                                           ---------        ---------
Cash flows from financing activities:
   Purchase of treasury stock ..........................................................     (12,429)         (10,461)
   Increase in cost of DDFP, net .......................................................        (178)            (117)
   Purchase and retirement of common stock .............................................        (177)            (108)
   Stock options exercised .............................................................         318              177
   Cash dividends paid .................................................................      (5,707)          (5,079)
   Net increase in deposits ............................................................      13,436           60,014
   Net increase in short-term borrowed funds ...........................................          --               --
   Proceeds from borrowed funds ........................................................      25,000           67,000
   Repayment of  borrowed funds ........................................................     (20,080)         (15,074)
   Net increase in advances by borrowers for taxes and insurance .......................         526            1,095
                                                                                           ---------        ---------
            Net cash provided by financing activities ..................................         709           97,447
                                                                                           ---------        ---------
            Net decrease in cash and cash equivalents ..................................      (5,590)          (1,352)
Cash and cash equivalents at beginning of period .......................................      65,945           53,875
                                                                                           ---------        ---------
Cash and cash equivalents at end of period .............................................   $  60,355        $  52,523
                                                                                           =========        =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest ........................................................................   $  27,100        $  31,362
       Income taxes ....................................................................       5,300            3,142
   Non cash investing and financing activities for the period:
        Transfer of loans to real estate owned .........................................   $      51        $      --


See accompanying notes to the restated unaudited consolidated financial statements.

                  FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

          Notes to Restated Unaudited Consolidated Financial Statements

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

The accompanying restated unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X for First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") and its wholly-owned subsidiaries, First Savings Bank, ("First Savings" or the "Bank") Pulse Investment, Inc., Pulse Insurance Services, Inc. and Pulse Real Estate, Inc., and the Bank's wholly-owned subsidiaries, FSB Financial LLC, and 1000 Woodbridge Center Drive, Inc. Certain disclosures have been omitted or condensed pursuant to such rules. These restated interim financial statements should be read in conjunction with the restated consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 2002, which was filed on January 28, 2004.

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

                                                 Three months ended June 30,         Six months ended June 30,
                                               --------------------------------   --------------------------------
                                                   2003              2002             2003              2002
                                               --------------    --------------   --------------    --------------
Net income, as reported                        $       5,063     $       5,083    $      11,911     $      11,484
Add:
   Stock-based employee compensation
     expense included in reported net
    income, net of related tax effects
    (RRP awards)                                         178               142              333               285
Deduct:
   Total stock-based  employee
    compensation expense determined
    under fair value based method for all
    options and RRP awards, net of
    related tax effects                                  182               332              344               664
                                               --------------    --------------   --------------    --------------
Pro forma net income                                   5,059             4,893           11,900            11,105
                                               ==============    ==============   ==============    ==============

Net income per common share:
   Basic - as reported                         $        0.20     $        0.18    $        0.46     $        0.41
                                               ==============    ==============   ==============    ==============
   Basic - pro forma                           $        0.20     $        0.18    $        0.46     $        0.39
                                               ==============    ==============   ==============    ==============
   Diluted - as reported                       $        0.19     $        0.18    $        0.45     $        0.40
                                               ==============    ==============   ==============    ==============
   Diluted - pro forma                         $        0.19     $        0.17    $        0.45     $        0.38
                                               ==============    ==============   ==============    ==============

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

Calculation of Basic and Diluted Earnings Per Share
----------------------------------------------------
(dollars in thousands, except per share data)

                                             Three months ended June 30,     Six months ended June 30,
                                            ----------------------------   ----------------------------
                                                2003            2002           2003            2002
                                            ------------    ------------   ------------    ------------
Net income                                  $     5,063     $     5,083    $    11,911     $    11,484
                                            ============    ============   ============    ============

Basic weighted-average common shares
     outstanding                             25,526,867      27,942,683     25,742,864      28,219,768
Plus: Dilutive stock options and awards         727,171         872,390        716,810         805,798
                                            ------------    ------------   ------------    ------------
Diluted weighted-average common
     shares outstanding                      26,254,038      28,815,073     26,459,674      29,025,556
                                            ============    ============   ============    ============

Net income per common share:
   Basic                                    $      0.20     $      0.18    $      0.46     $      0.41
                                            ============    ============   ============    ============
   Diluted                                  $      0.19     $      0.18    $      0.45     $      0.40
                                            ============    ============   ============    ============


(2)  RESTATEMENTS

The Company has restated its unaudited consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 to conform its accounting for the Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent changes in the fair value of stock held in the rabbi trust for the Directors' Deferred Fee Plan as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation.

The Company has determined that a deferred compensation obligation (liability) is required to be recognized for the fair value of the common stock held in the rabbi trust, with changes in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost and the cost of shares held in the rabbi trust treated in a manner similar to treasury stock. The restatements resulted in net income being reduced by $1.1 million and $477,000 for the three months ended June 30, 2003 and 2002, respectively, and by $835,000 and $677,000 for the six months ended June 30, 2003 and 2002, respectively. The restatements also had the effect of reducing the number of shares outstanding on the consolidated statements of financial condition and for earnings per share calculations for all periods presented. In addition, Notes 1(b) and (c) and Note 6 reflect certain adjustments related to the restatement.

The tables below present a summary of the impact of restating the Company's consolidated statements of income and cash flows for the three and six months ended June 30, 2003 and 2002 and the Company's consolidated statements of financial condition at June 30, 2003 (dollars in thousands, except per share data):

                                                                Three months ended June 30,
                                                       2003                                      2002
                                       -------------------------------------     -------------------------------------
                                         Originally                                Originally
                                          Reported              Restated            Reported             Restated
                                       ----------------      ---------------     ---------------     -----------------
Consolidated Statements of
Income:
Compensation and benefits              $         4,409       $        6,152      $        4,163      $          4,897
Total non-interest expense                       7,568                9,311               7,328                 8,062
Income before income tax expense                 9,346                7,603               8,306                 7,572
Income tax expense                               3,150                2,540               2,746                 2,489
Net income                                       6,196                5,063               5,560                 5,083
Basic earnings per share               $          0.23       $         0.20      $         0.19      $           0.18
Basic weighted average shares
     outstanding                            26,496,125           25,526,867          28,908,094            27,942,683
Diluted earnings per share             $          0.23       $         0.19      $         0.19      $           0.18
Diluted  weighted  average shares
outstanding                                 27,223,296           26,254,038          29,780,484            28,815,073


                                                                 Six months ended June 30,
                                                       2003                                      2002
                                       -------------------------------------     -------------------------------------
                                         Originally                                Originally
                                          Reported              Restated            Reported             Restated
                                       ----------------      ---------------     ---------------     -----------------
Consolidated Statements of
Income:
Compensation and benefits              $         8,720       $       10,004      $        8,127      $          9,169
Total non-interest expense                      15,119               16,403              14,366                15,408
Income before income tax expense                19,229               17,945              18,151                17,109
Income tax expense                               6,483                6,034               5,990                 5,625
Net income                                      12,746               11,911              12,161                11,484
Basic earnings per share               $          0.48       $         0.46      $         0.42      $           0.41
Basic weighted average shares
     outstanding                            26,719,615           25,742,864          29,182,305            28,219,768
Diluted earnings per share             $          0.46       $         0.45      $         0.41      $           0.40
Diluted  weighted  average shares
outstanding                                 27,436,425           26,459,674          29,988,103            29,025,556

                                                                 Six months ended June 30,
                                                       2003                                      2002
                                       -------------------------------------     -------------------------------------
                                         Originally                                Originally
                                          Reported              Restated            Reported             Restated
                                       ----------------      ---------------     ---------------     -----------------
Consolidated Statements of Cash
     Flows:
Net income                             $        12,746       $       11,911      $       12,161      $         11,484
DDFP expense                                        --                1,284                  --                 1,042
Decrease in other assets                         2,357                1,943               6,266                 5,904
Net cash provided by operating                  11,794               11,829              29,429                29,432
     Activities
Cash dividends paid                             (5,850)              (5,707)             (5,193)               (5,079)
Increase in cost of DDFP, net                       --                 (178)                 --                  (117)
Net cash provided by financing
     activities                        $           744       $          709      $       97,450      $         97,447


                                                  At June 30, 2003
                                         Originally
                                          Reported              Restated
                                       ----------------      ---------------
Consolidated Statements of
     Financial Condition:
Other assets                           $        31,112       $       36,006
Total assets                                 2,270,566            2,275,460
Other liabilities                               15,602               30,994
Total liabilities                            2,028,748            2,044,140
Paid-in capital                                203,768              206,454
Retained earnings                              169,729              166,809
Common stock acquired by DDFP                       --               (2,590)
DDFP transition differential                        --               (7,674)
Total stockholders' equity                     216,818              206,320
Total liabilities and
     stockholders' equity              $     2,270,566       $    2,275,460


 (3)  DIVIDENDS

Based upon current operating results, the Company declared a cash dividend of $0.105 per share on April 28, 2003, payable May 30, 2003, to stockholders of record on May 16, 2003.

(4)  COMMITMENTS AND CONTINGENCIES

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

(5)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                                  SIX MONTHS ENDED JUNE 30,
                                                2003                   2002
                                           ---------------        --------------
Balance at beginning of period             $      12,830          $     12,932
Provision charged to operations                       --                 1,205
Charge-offs, net of recoveries                       (37)               (1,390)
                                           ---------------        --------------
Balance at end of period                   $       12,793         $     12,747
                                           ===============        ==============

(6)  COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $2.9 million and $11.9 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, comprehensive income totaled $11.2 million and $17.7 million, respectively.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

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

RESTATEMENTS.

The Company has restated its consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 to conform its accounting for the Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent changes in the fair value of stock held in the rabbi trust as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation. The Company has determined that a deferred compensation obligation (liability) is required to be recognized for the fair value of the common stock held in the rabbi trust for the Directors' Deferred Fee Plan, with changes in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost and the cost of shares held in the rabbi trust treated in a manner similar to treasury stock. The restatements resulted in net income being reduced by $1.1 million and $477,000 for the three months ended June 30, 2003 and 2002, respectively, and by $835,000 and $677,000 for the six months ended June 30, 2003 and 2002, respectively. The restatements also had the effect of reducing the number of shares outstanding for book value and earnings per share calculations for all periods presented. For additional information regarding the restatements, see Note 2 of the Notes to Restated Unaudited Consolidated Financial Statements included herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this Form 10-Q/A, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, as supplemented by the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 and this report, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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

ASSETS. Total assets grew $14.0 million from December 31, 2002, to $2.3 billion at June 30, 2003. The change in assets consisted primarily of increases in loans and investment securities available for sale, partially offset by a decrease in cash and cash equivalents.

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

CAPITAL. The Company's stockholders' equity decreased $5.3 million, or 2.5%, to $206.3 million at June 30, 2003, from $211.6 million at December 31, 2002. The decrease in equity was a result of the repurchase of $12.6 million of the Company's common stock, cash dividends declared of $5.7 million and a decrease in net unrealized gains on securities available for sale of $710,000, partially offset by net income of $11.9 million for the six months ended June 30, 2003, the amortization of stock-based compensation and benefit plans and related tax benefits of $1.5 million, and proceeds from the exercise of stock options totaling $318,000. In February 2003, the Company authorized a 5% stock repurchase program. The Company repurchased 5,000 shares and 871,000 shares, respectively, during the three and six months ended June 30, 2003, at an average cost per share of $15.30 and $14.26, respectively. Stated and tangible book value per share at June 30, 2003, were $7.74 and $7.59, respectively.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and Total Risk-based Capital requirements. At June 30, 2003, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                                Required                   Actual
                          ----------------------    ----------------------       Excess of Actual
                                                                                  Over Regulatory
                            Amount       Ratio        Amount      Ratio             Requirements
                          ----------   ---------    ----------   ---------     ---------------------

Leverage Capital            $91,185      4.00%       $180,133      7.90%             $ 88,948
Risk-based Capital:
Tier 1                       43,864      4.00         180,133     16.43               136,269
Total                        87,727      8.00         192,926     17.59               105,199

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

The primary investing activities of the Company for the first six months of 2003 were the origination of loans totaling $366.9 million, purchases of MBS available for sale totaling $302.5 million, and purchases of investment securities available for sale totaling $43.6 million. Other significant uses of funds during the six months ended June 30, 2003, were $15.4 million in purchases of mortgage loans, $12.6 million in repurchases of the Company's common stock and $5.7 million in cash dividends paid.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

RESULTS OF OPERATIONS. Net income for the three and six months ended June 30, 2003, totaled $5.1 million and $11.9 million, respectively, versus net income of $5.1 million and $11.5 million, for the comparable 2002 periods. This represented a decrease of $20,000, or 0.4%, and an increase of $427,000, or 3.7%, respectively, for the three and six months ended June 30, 2003, compared with 2002. For the quarter ended June 30, 2003, basic and diluted earnings per share were $0.20 and $0.19, respectively, representing increases of 9.0% and 9.3% over second quarter

2002 basic and diluted earnings per share of $0.18. For the six months ended June 30, 2003, basic and diluted earnings per share were $0.46 and $0.45, respectively, representing increases of 13.7% and 13.8% over basic and diluted earnings per share of $0.41 and $0.40, respectively, for the first six months of 2002.

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

                                                                               Three Months Ended June 30,
                                                       ----------------------------------------------------------------------------
                                                                        2003                                   2002
                                                       ------------------------------------    ------------------------------------
                                                         Average                  Average        Average                   Average
                                                         Balance      Interest   Yield/Cost      Balance       Interest   Yield/Cost
                                                       ------------------------------------    ------------------------------------

ASSETS
  Interest-earning assets:
   Federal funds sold ..............................    $   48,682    $      145    1.19%        $   65,440    $      280    1.71%
   Investment securities available for
     sale (1) ......................................       136,160         1,591    4.67            146,419         1,945    5.31
   Mortgage-backed securities available
     for sale ......................................       753,728         7,168    3.80            683,610         8,989    5.26
                                                        ----------    ----------                 ----------    ----------
     Total investments .............................       938,570         8,904    3.79            895,469        11,214    5.01

   Mortgage loans ..................................     1,108,597        16,878    6.09          1,150,478        19,340    6.72
   Home equity loans ...............................        62,354         1,047    6.72             70,602         1,291    7.31
   Home equity lines of credit .....................        48,124           549    4.56             41,732           560    5.37
   Other loans .....................................        13,537           179    5.29             18,339           327    7.13
                                                        ----------    ----------                 ----------    ----------
     Total loans ...................................     1,232,612        18,653    6.05          1,281,151        21,518    6.72
                                                        ----------    ----------                 ----------    ----------

  Total interest-earning assets ....................     2,171,182        27,557    5.08%         2,176,620        32,732    6.01%
                                                        ----------    ----------    ----                       ----------    ----
  Non-interest earning assets ......................       105,126                                   64,113
                                                        ----------                               ----------
        Total assets ...............................    $2,276,308                               $2,240,733
                                                        ==========                               ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
   NOW and money market accounts ...................    $  510,958    $    1,128    0.88%        $  467,196    $    2,086    1.79%
   Savings accounts ................................       234,916           606    1.03            202,113           932    1.84
   Certificates of deposit .........................       579,438         3,827    2.64            633,188         5,330    3.37
                                                        ----------    ----------                 ----------    ----------
     Total interest-bearing deposits ...............     1,325,312         5,561    1.68          1,302,497         8,348    2.56

   Borrowed funds ..................................       611,707         7,431    4.86            596,457         7,520    5.04
                                                        ----------    ----------                 ----------    ----------
  Total interest-bearing liabilities ...............     1,937,019        12,992    2.68          1,898,954        15,868    3.34
                                                        ----------    ----------    ----                       ----------    ----
  Non-interest bearing deposits ....................        76,732                                   68,059
  Other liabilities ................................        51,602                                   46,543
                                                        ----------                               ----------
        Total liabilities ..........................     2,065,353                                2,013,556
  Stockholders' equity .............................       210,955                                  227,177
                                                        ----------                               ----------
        Total liabilities and stockholders'
            equity .................................    $2,276,308                               $2,240,733
                                                        ==========                               ==========
Net interest income/interest rate spread ...........                  $   14,565    2.40%                      $   16,864   2.67%
                                                                      ==========    ====                       ==========   ====
Net interest-earning assets/net interest
   margin ..........................................    $  234,163                  2.68%        $  277,666                 3.10%
                                                        ==========                  ====         ==========                 ====
Ratio of interest-earning assets
   to interest-bearing liabilities .................          1.12X                                    1.15X
                                                        ==========                               ==========

(1) Includes FHLB-NY stock.

CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION

 (Dollars in thousands)

The Company has restated its consolidated financial statements for the periods presented in this table. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements.

                                                                                Six Months Ended June 30,
                                                       ----------------------------------------------------------------------------
                                                                        2003                                   2002
                                                       ------------------------------------    ------------------------------------
                                                         Average                  Average        Average                   Average
                                                         Balance      Interest   Yield/Cost      Balance       Interest   Yield/Cost
                                                       ------------------------------------    ------------------------------------

ASSETS
  Interest-earning assets:
   Federal funds sold ..............................    $   41,518    $      246    1.19%        $   59,901    $      509    1.70%
   Investment securities available for
     sale (1) ......................................       133,889         3,235    4.83            142,018         3,876    5.46
   Mortgage-backed securities available
     for sale ......................................       762,568        15,011    3.94            662,343        16,550    5.00
                                                        ----------    ----------                 ----------    ----------
     Total investments .............................       937,975        18,492    3.94            864,262        20,935    4.84

   Mortgage loans ..................................     1,106,193        34,230    6.19          1,139,676        38,499    6.76
   Home equity loans ...............................        62,623         2,120    6.77             71,242         2,603    7.31
   Home equity lines of credit .....................        48,201         1,112    4.61             41,168         1,106    5.37
   Other loans .....................................        14,297           384    5.37             19,126           705    7.37
                                                        ----------    ----------                 ----------    ----------
     Total loans ...................................     1,231,314        37,846    6.15          1,271,212        42,913    6.75
                                                        ----------    ----------                 ----------    ----------

  Total interest-earning assets ....................     2,169,289        56,338    5.19%         2,135,474        63,848    5.98%
                                                                      ----------    ----                       ----------    ----
  Non-interest earning assets ......................       100,250                                   70,296
                                                        ----------                               ----------
        Total assets ...............................    $2,269,539                               $2,205,770
                                                        ==========                               ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
   NOW and money market accounts ...................    $  501,033    $    2,464    0.98%        $  453,367    $    4,181    1.84%
   Savings accounts ................................       230,245         1,328    1.15            193,365         1,770    1.83
   Certificates of deposit .........................       587,320         8,007    2.73            640,539        11,404    3.56
                                                        ----------    ----------                 ----------    ----------
     Total interest-bearing deposits ...............     1,318,598        11,799    1.79          1,287,271        17,355    2.70
   Borrowed funds ..................................       606,690        14,963    4.93            576,513        14,596    5.06
                                                        ----------    ----------                 ----------    ----------
  Total interest-bearing liabilities ...............     1,925,288        26,762    2.78          1,863,784        31,951    3.43
                                                                      ----------    ----                       ----------    ----
  Non-interest bearing deposits ....................        74,907                                   64,272
  Other liabilities ................................        57,124                                   50,857
                                                        ----------                               ----------
        Total liabilities ..........................     2,057,319                                1,978,913
  Stockholders' equity .............................       212,220                                  226,857
                                                        ----------                               ----------
        Total liabilities and stockholders'
            equity .................................    $2,269,539                               $2,205,770
                                                        ==========                               ==========
Net interest income/interest rate spread ...........                  $   29,576    2.41%                      $   31,897    2.55%
                                                                      ==========    ====                       ==========    ====
Net interest-earning assets/net interest
   margin ..........................................    $  244,001                  2.73%          $271,690                  2.99%
                                                        ==========                  ====         ==========                  ====
Ratio of interest-earning assets
   to interest-bearing liabilities .................          1.13X                                    1.15X
                                                              ====                                     ====

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

(dollars in thousands)                                June 30,    Mar. 31,     Dec. 31,     Sept. 30,    June 30,
                                                       2003         2003         2002         2002         2002
                                                      -----------------------------------------------------------
Non-accrual mortgage loans ........................   $1,291       $1,082       $1,511       $2,297       $1,875
Non-accrual other loans ...........................        6           43           30           --        5,552
                                                      -----------------------------------------------------------
   Total non-accrual loans ........................    1,297        1,125        1,541        2,297        7,427
Loans 90 days or more delinquent and
     still accruing ...............................       64          294          223          440           80
                                                      -----------------------------------------------------------
Total non-performing loans ........................    1,361        1,419        1,764        2,737        7,507
Non-accrual investments (WorldCom, Inc.
     corporate bonds) .............................       --           --           --          300          300
Total foreclosed real estate, net of related
     allowance ....................................       50           --           72          100           --
                                                      -----------------------------------------------------------
Total non-performing assets .......................   $1,411       $1,419       $1,836       $3,137       $7,807
                                                      ===========================================================
Non-performing loans to loans receivable, net .....     0.11%        0.12%        0.15%        0.22%        0.59%
Non-performing assets to total assets .............     0.06%        0.06%        0.08%        0.14%        0.35%


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

NON-INTEREST EXPENSE. Non-interest expense for the three and six months ended June 30, 2003, increased $1.2 million and $995,000, or 15.5% and 6.5%, respectively, to $9.3 million and $16.4 million, compared to $8.1 million and $15.4 million for the same periods in 2002. The increase was primarily attributable to compensation and benefits expense, which increased $1.3 million and $835,000, or 25.6% and 9.1%, respectively, to $6.2 million and $10.0 million for the three and six months ended June 30, 2003, primarily as a result of increased DDFP and ESOP costs attributable to increases in the Company's stock price as well as increased healthcare and pension costs. Effective August 1, 2003, the Company has adopted changes to its pension plan which will reduce the retirement benefit and close the plan to new participants hired on or after that date. As a result of this amendment, pension expense for the remainder of 2003 is projected to decline by $236,000 compared with the first half of the year.

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

               Due to the discovery in December 2003 that the Company's financial statements did not conform with EITF Issue No. 97-14, Mr. Martin and Mr. Lyons have since determined that the Company's disclosure controls and procedures were not adequate as of June 30, 2003. As part of the Company's disclosure controls and procedures over the selection and application of accounting principles, the Company's accounting officers relied on information regarding accounting developments as provided by the Company's independent auditing firm, as well as attendance at continuing education courses for the accounting profession and receipt of various accounting journals and other literature with respect to the existence of new accounting pronouncements and their application to the Company. These controls and procedures did not result in the Company's becoming aware of the existence of EITF Issue No. 97-14 at the time of its pronouncement, at the time of its required implementation or at any time prior to December 2003. Therefore, the Company was not aware of its applicability to the accounting for the Bank's Directors Deferred Fee Plan. Mr. Martin and Mr. Lyons have concluded that the procedures described above were not sufficiently comprehensive to identify new accounting developments required to be incorporated in the Company's financial statements, resulting in the determination that the Company's disclosure controls and procedures were not adequate.

          b)   CHANGES IN INTERNAL CONTROLS.

               There were no changes in the Company's internal control over financial reporting during the quarter ending on June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

               In connection with the determination in December 2003 by Mr. Martin and Mr. Lyons that the Company's disclosure controls and procedures were not adequate as of June 30, 2003, as described in section (a) above, the Company has enhanced its procedures for educating its financial officers with respect to the adoption of new or revised accounting principles, practices and applications. In particular, the Company's Chief Financial Officer will now perform the following review quarterly:

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

Item 2.   CHANGES IN SECURITIES.

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          The Annual Meeting of Stockholders was held on April 28, 2003. The following proposals were voted on by the stockholders:

                                                     For          Against     Withhold/Abstain
                                                     ---          -------     ----------------
         1.   Election of directors

                    Christopher Martin             22,198,062           --        187,269
                    Keith H. McLaughlin            22,200,779           --        184,552
                    Philip T. Ruegger, Jr.         22,198,537           --        186,794

         2.   The approval of the First
              Sentinel Bancorp, Inc. 2003
              Key Employee Equity
              Compensation Plan                    21,201,276     1,090,242        93,813

         3.   The ratification of KPMG LLP
              as the independent auditors
              of the Company for the year
              ended December 31, 2003.             22,089,797       270,679        24,855

Item 5.   OTHER INFORMATION.
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.)  EXHIBITS

          ------------------ ------------------------------------------------------------ -------------
               Exhibit
               Number                                Description                           Reference
          ------------------ ------------------------------------------------------------ -------------
                 3.1         Certificate of Incorporation of First Sentinel Bancorp,          (a)
                             Inc.

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

                32.2         Statement of Chief Financial Officer furnished pursuant to    Furnished
                             Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.        herein
                             Section 1350*
          ------------------ ------------------------------------------------------------ -------------

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