Form 10-Q/A
period 2003-09-30
FIRST SENTINEL BANCORP INC
filed 2004-01-28
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended ............................   SEPTEMBER 30, 2003
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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

Yes     X      No        .
     -------      -------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X      No        .
     -------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING AT NOVEMBER 1, 2003
-------------------------------              -----------------------------------
         Common Stock                                  27,677,080 shares

                          FIRST SENTINEL BANCORP, INC.

                              INDEX TO FORM 10-Q/A

                                                                          Page #
                                                                          ------

                EXPLANATORY NOTE                                             3

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of
                September 30, 2003 (restated) and December 31, 2002          4

                Consolidated Statements of Income (restated) for the three
                and nine months ended September 30, 2003 and 2002            5

                Consolidated Statements of Stockholders' Equity (restated)
                for the nine months ended September 30, 2003 and 2002        6

                Consolidated Statements of Cash Flows (restated) for the
                nine months ended September 30, 2003 and 2002                7

                Notes to Restated Unaudited Consolidated Financial           8
                Statements

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   14

Item 3.         Quantitative and Qualitative Disclosure About Market Risk   23

Item 4.         Controls and Procedures                                     23

PART II.        OTHER INFORMATION                                           23

                SIGNATURES                                                  25

                                EXPLANATORY NOTE


         The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of First Sentinel Bancorp, Inc. (the "Company") for the quarter ended September 30, 2003, which was originally filed on November 14, 2003, (the "Original Filing") is to restate the Company's consolidated financial statements at and for the three and nine months ended September 30, 2003 and 2002, and related disclosures.

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

           The Company has restated its consolidated financial statements as of and for the three months and nine months ended September 30, 2003 and 2002 to conform its accounting for First Savings Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock, or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent charges in the fair value of stock held in the rabbi trust for the Directors' Deferred Plan as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation. The Company has determined that a deferred compensation obligation (liability) is required to be recognized for the fair value of the common stock held in the rabbi trust for the Directors' Deferred Fee Plan, with changes in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost and the cost of shares held in the rabbi trust treated in a manner similarly to treasury stock. The restatements resulted in net income being reduced by $1.3 million and increased by $103,000 for the three months ended September 30, 2003 and 2002, respectively and reduced by $2.1 million and $574,000 for the nine months ended September 30,2003 and 2002 respectively. The restatements also had the effect of reducing the number of shares outstanding for book value and earnings per share calculations for all periods presented.

           Additional detail regarding the restatement is included in Note 2 of the Notes to Restated Unaudited Consolidated Financial Statements included in
Item 1 of Part I of this Amendment No. 1 on Form 10-Q/A.

           The restated unaudited consolidated financial statements included in this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the restated consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 2002, which was filed on January 27, 2004.

--------------------------------------------------------------------------------
FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (RESTATED)
(Dollars in thousands, except share data) (Unaudited)


                                                                                       September 30,      December 31,
                                                                                           2003               2002
                                                                                       -------------      ------------
ASSETS
Cash and due from banks ...........................................................    $     22,472       $     21,695
Federal funds sold ................................................................          33,400             44,250
                                                                                       ------------       ------------
     Total cash and cash equivalents ..............................................          55,872             65,945
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost .......................          21,328             20,835
Investment securities available for sale ..........................................         123,019            114,219
Mortgage-backed securities available for sale .....................................         781,703            790,562
Loans held for sale, net ..........................................................           2,093                563
Loans receivable, net .............................................................       1,200,280          1,200,647
Interest and dividends receivable .................................................           9,655             11,055
Premises and equipment, net .......................................................          16,063             15,882
Core deposit intangibles ..........................................................           3,939              4,568
Other assets ......................................................................          36,777             37,203
                                                                                       ------------       ------------
    Total assets ..................................................................    $  2,250,729       $  2,261,479
                                                                                       ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ..........................................................................    $  1,386,215       $  1,387,986
Borrowed funds ....................................................................         591,542            596,663
Advances by borrowers for taxes and insurance .....................................           9,065              9,615
Other liabilities .................................................................          33,467             30,643
                                                                                       ------------       ------------
    Total liabilities .............................................................       2,020,289          2,024,907
                                                                                       ============       ============

Company-obligated mandatorily redeemable preferred capital securities of a
    subsidiary trust holding solely junior subordinated debentures of the Company .          25,000             25,000
                                                                                       ------------       ------------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 10,000,000 shares; none issued and outstanding ........              --                 --
Common Stock, $.01 par value, 85,000,000 shares authorized;
    43,106,742 and 27,650,963 shares issued and outstanding at 9/30/03 and
    43,106,742 and 28,422,028 shares issued and outstanding at 12/31/02 ...........             430                430
Paid-in capital ...................................................................         206,700            205,915
Retained earnings .................................................................         169,280            161,453
Accumulated other comprehensive income ............................................           5,041              9,776
Treasury stock (15,331,125 and 14,586,591 shares at 9/30/03 and 12/31/02,
    respectively). ................................................................        (156,627)          (145,480)
Common stock acquired by the Employee Stock Ownership Plan (ESOP) .................          (8,715)            (9,404)
Common stock acquired by the Recognition and Retention Plan (RRP) .................            (316)            (1,032)
Common stock acquired by the DDFP .................................................          (2,679)            (2,412)
DDFP transition differential ......................................................          (7,674)            (7,674)
                                                                                       -------------      -------------
     Total stockholders' equity ...................................................         205,440            211,572
                                                                                       -------------      -------------
     Total liabilities and stockholders' equity ...................................    $  2,250,729       $  2,261,479
                                                                                       =============      =============

See accompanying notes to the restated unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (RESTATED)
(Dollars in thousands, except share data) (Unaudited)


                                                                        Three months ended                Nine months ended
                                                                           September 30,                     September 30,
                                                                 ---------------------------------  ------------------------------
                                                                       2003              2002           2003             2002
                                                                   -------------    --------------  ------------     -------------
INTEREST INCOME:
  Loans ......................................................     $      17,805      $     21,302  $     55,651      $     64,215
  Investment and mortgage-backed securities
    available for sale .......................................             8,618            10,784        27,110            31,719
                                                                   -------------      ------------  ------------      ------------
     Total interest income ...................................            26,423            32,086        82,761            95,934
                                                                   -------------      ------------  ------------      ------------
INTEREST EXPENSE:
 Deposits:
   NOW and money market demand ...............................             1,079             1,918         3,543             6,099
   Savings ...................................................               475               952         1,803             2,722
   Certificates of deposit ...................................             3,465             5,050        11,472            16,454
                                                                   -------------      ------------  ------------      ------------
     Total interest expense - deposits .......................             5,019             7,920        16,818            25,275
 Borrowed funds ..............................................             6,944             7,691        21,907            22,287
                                                                   -------------      ------------  ------------      ------------
     Total interest expense ..................................            11,963            15,611        38,725            47,562
                                                                   -------------      ------------  ------------      ------------
     Net interest income .....................................            14,460            16,475        44,036            48,372
Provision for loan losses ....................................                --               105            --             1,310
                                                                   -------------      ------------  ------------      ------------
     Net interest income after provision for loan losses .....            14,460            16,370        44,036            47,062
                                                                   -------------      ------------  ------------      ------------

NON-INTEREST INCOME:
  Fees and service charges ...................................             1,141               992         3,171             3,091
  Net gain (loss) on sales of loans and securities
         available for sale. .................................               276             1,349         1,802              (122)
  Income on Bank Owned Life Insurance (BOLI) .................               412               338         1,195             1,157
  Other, net .................................................                39               158           472               536
                                                                   -------------      ------------  ------------      ------------
  Total non-interest income ..................................             1,868             2,837         6,640             4,662
                                                                   -------------      ------------  ------------      ------------


NON-INTEREST EXPENSE:
  Compensation and benefits ..................................             6,202             4,122        16,206            13,291
  Occupancy ..................................................               596               592         1,829             1,695
  Equipment ..................................................               390               451         1,227             1,290
  Advertising ................................................               134               221           672               754
  Federal deposit insurance ..................................                57                58           171               176
  Amortization of core deposit intangibles ...................               210               210           629               633
  Distributions on preferred capital securities ..............               464               495         1,408             1,484
  General and administrative .................................             1,099             1,151         3,413             3,385
                                                                   -------------      ------------  ------------      ------------
     Total non-interest expense ..............................             9,152             7,300        25,555            22,708
                                                                   -------------      ------------  ------------      ------------
     Income before income tax expense ........................             7,176            11,907        25,121            29,016

Income tax expense ...........................................             2,278             4,326         8,312             9,951
                                                                   -------------      ------------  ------------      ------------

     Net income ..............................................     $       4,898      $      7,581  $     16,809      $     19,065
                                                                   =============      ============  ============      ============
Basic earnings per share .....................................     $        0.19      $       0.28  $       0.65      $       0.68
                                                                   =============      ============  ============      ============
Weighted average shares outstanding - Basic ..................        25,627,668        27,476,267    25,704,034        27,969,243
                                                                   =============      ============  ============      ============
Diluted earnings per share ...................................     $        0.19      $       0.26  $       0.64      $       0.66
                                                                   =============      ============  ============      ============
Weighted average shares outstanding - Diluted ................        26,384,153        29,185,437    26,434,069        29,717,856
                                                                   =============      ============  ============      ============

See accompanying notes to the restated unaudited consolidated financial statements.


FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED)
 (Dollars in thousands) (Unaudited)

                                                           Accumulated
                                                              Other
                                                             Compre-   Common     Common               Common    DDPF       Total
                                                             hensive   Stock      Stock                Stock   Transition   Stock-
                                  Common  Paid-In  Retained  Income   Acquired   Acquired  Treasury   Acquired  Differ-    holders
                                   Stock  Captial  Earnings  (Loss)   By ESOP     By RRP     Stock    By DDFP   ential     Equity
                                  ------  -------  -------- -------- ----------  --------- ---------- -------- --------  ---------

Balance at December 31, 2001 ..... $430  $204,544  $147,159  $2,178   $(10,321)   $(1,910) $(110,571) $(2,132) $(7,674)  $221,703
  Net income for the nine months
    ended September 30, 2002 .....   --        --    19,065      --         --         --         --       --       --     19,065
    (restated)
Cash dividends declared ($0.075) .   --        --    (7,814)     --         --         --         --       --       --     (7,814)
Net change in unrealized gain on
  securities available for sale ..   --        --        --   7,034         --         --         --       --       --      7,034
Purchases of treasury stock ......   --        --        --      --         --         --    (26,028)      --       --    (26,028)
Increase in cost of DDFP, net ....   --        --        --      --         --         --         --     (198)      --       (198)
Exercise of stock options ........   --        --      (413)     --         --         --        636       --       --        223
Tax benefit on stock options
  and RRP ........................   --       331        --      --         --         --         --       --       --        331
Purchase and retirement of
  common stock ...................   --      (108)       --      --         --         --         --       --       --       (108)
Amortization of RRP ..............   --        --        --      --         --        659         --       --       --        659
ESOP expense .....................   --       330        --      --        688         --         --       --       --      1,018
                                  ------------------------------------------------------------------------------------------------
Balance at September 30, 2002
  (restated) ..................... $430  $205,097  $157,997  $9,212    $(9,633)   $(1,251) $(135,963) $(2,330) $(7,674)  $215,885
                                  ================================================================================================

Balance at December 31, 2002 ..... $430  $205,915  $161,453  $9,776    $(9,404)   $(1,032) $(145,480) $(2,412) $(7,674)  $211,572
Net income for the nine months
  ended September 30, 2003 .......   --        --    16,809      --         --         --         --       --       --     16,809
  (restated)
Cash dividends declared ($0.105) .   --        --    (8,129)     --         --         --         --       --       --     (8,129)
Net change in unrealized gain on
  securities available for sale ..   --        --        --  (4,735)        --         --         --       --       --     (4,735)
Purchases of treasury  stock .....   --        --        --      --         --         --    (12,429)      --       --    (12,429)
Increase in cost of DDFP, net ....   --        --        --      --         --         --         --     (267)      --       (267)
Exercise of stock options ........   --       (63)     (853)     --         --         --      1,282       --       --        366
Tax benefit on stock options
   and RRP .......................   --       460        --      --         --         --         --       --       --        460
Purchase and retirement of
   common  stock .................   --      (177)       --      --         --         --         --       --       --       (177)
Amortization of RRP ..............   --        51        --      --         --        716         --       --       --        767
ESOP expense .....................   --       514        --      --        689         --         --       --       --      1,203
                                  ------------------------------------------------------------------------------------------------
Balance at September 30, 2003
  (restated) ..................... $430  $206,700  $169,280  $5,041    $(8,715)     $(316) $(156,627) $(2,679) $(7,674)  $205,440
                                  ================================================================================================


See accompanying notes to the restated unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(Dollars in thousands) (Unaudited)

                                                                                                 Nine months ended
                                                                                                   September 30,
                                                                                           ----------------------------
                                                                                              2003             2002
                                                                                           ------------    ------------
Cash flows from operating activities:
   Net income ...........................................................................  $    16,809     $    19,065
   ADJUSTMENTS  TO  RECONCILE  NET  INCOME  TO NET CASH  PROVIDED  BY
   OPERATING ACTIVITIES:
   Depreciation of premises and equipment ...............................................        1,059           1,066

   Amortization of core deposit intangibles..............................................          629             633
   ESOP expense .........................................................................        1,203           1,018
   Amortization of RRP ..................................................................          767             659
   DDFP expense .........................................................................        3,298             884
   Net amortization of premiums and accretion of discounts and deferred fees.............        5,413           2,815
   Provision for loan losses                                                                        --           1,310
   Loans originated for sale ............................................................      (48,512)        (15,782)

   Proceeds from sales of mortgage loans held for sale ..................................       47,056          19,327
   Net (gain) loss on sales of loans and securities available for sale...................       (1,802)            122
   Net (gain) loss on sales of real estate owned.........................................          (79)             10
   Income on BOLI........................................................................       (1,195)         (1,157)
   Decrease in interest and dividends receivable.........................................        1,400             767
   Tax benefit on stock options and RRP..................................................          460             331
   Increase in other liabilities.........................................................        2,010           6,626
   Decrease in other assets                                                                      1,600           2,976
                                                                                           ------------    ------------
         Net cash provided by operating activities ......................................       30,116          40,670
                                                                                           ------------    ------------
Cash flows from investing activities:
   Proceeds from sales/calls/maturities of investment securities available for sale .....       59,687          44,779
   Purchases of investment securities available for sale ................................      (67,709)        (54,051)
   Purchase of FHLB-NY stock ............................................................         (493)           (595)
   Proceeds from sales of mortgage-backed securities available for sale .................      127,442         152,433
   Principal payments on mortgage-backed securities .....................................      335,451         181,962
   Purchases of mortgage-backed securities available for sale ...........................     (466,367)       (419,561)
   Principal repayments on loans ........................................................      553,152         472,697
   Origination of loans .................................................................     (530,934)       (446,978)
   Purchases of mortgage loans ..........................................................      (21,335)        (26,483)
   Proceeds from sale of real estate owned ..............................................          235             129
   Purchases of premises and equipment ..................................................       (1,240)           (636)
                                                                                           ------------    ------------
          Net cash used in investing activities .........................................      (12,111)        (96,304)
                                                                                           ------------    ------------
Cash flows from financing activities:
   Purchase of treasury stock ...........................................................      (12,429)        (26,028)
   Increase in cost of DDFP, net ........................................................         (267)           (198)
   Purchase and retirement of common stock ..............................................         (177)           (108)
   Stock options exercised ..............................................................          366             223
   Cash dividends paid ..................................................................       (8,129)         (7,814)
   Net (decrease) increase in deposits ..................................................       (1,771)         61,803
   Proceeds from borrowed funds .........................................................       55,000         117,000
   Repayment of  borrowed funds .........................................................      (60,121)        (61,112)
   Net (decrease) increase in advances by borrowers for taxes and insurance..............         (550)            181
                                                                                           ------------    ------------
            Net cash (used in) provided by financing activities .........................      (28,078)         83,947
                                                                                           ------------    ------------
            Net (decrease) increase in cash and cash equivalents ........................      (10,073)         28,313
Cash and cash equivalents at beginning of period ........................................       65,945          53,875
                                                                                           ------------    ------------
Cash and cash equivalents at end of period ..............................................  $    55,872     $    82,188
                                                                                           ============    ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest .........................................................................  $    39,541     $    47,505
       Income taxes .....................................................................        5,300           3,147
   Non cash investing and financing activities for the period:
        Transfer of loans to real estate owned ..........................................  $        84     $       197


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

                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
                                              --------------------------------   --------------------------------
                                                   2003              2002             2003              2002
                                              --------------   ---------------   --------------    --------------
Net income, as reported                       $        4,898   $         7,581   $       16,809    $       19,065
Add:
   Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects
     (RRP awards)                                        166               143              499               428
Deduct:
   Total stock-based  employee
    compensation expense determined
    under fair value based method for all
    options and RRP awards, net of
    related tax effects                                  173               332              517               996
                                              --------------   ---------------   --------------    --------------
Pro forma net income                          $        4,891   $         7,392   $       16,791    $       18,497
                                              ==============   ===============   ==============    ==============

Net income per common share:
   Basic - as reported                        $         0.19   $          0.28   $         0.65    $         0.68
                                              ==============   ===============   ==============    ==============
   Basic - pro forma                          $         0.19   $          0.27   $         0.65    $         0.66
                                              ==============   ===============   ==============    ==============
   Diluted - as reported                      $         0.19   $          0.26   $         0.64    $         0.66
                                              ==============   ===============   ==============    ==============
   Diluted - pro forma                        $         0.19   $          0.25   $         0.64    $         0.64
                                              ==============   ===============   ==============    ==============

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

Calculation of Basic and Diluted Earnings Per Share
--------------------------------------------------------
(dollars in thousands, except per share data)

                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
                                               --------------------------------   --------------------------------
                                                   2003              2002             2003              2002
Net income for basic earnings per share      $         4,898   $         7,581   $       16,809    $       19,065
DDFP (credit) expense, net of related tax                 --              (103)              --               574
                                             ---------------   ---------------   --------------    --------------
Net income for diluted earnings per share    $         4,898   $         7,478   $       16,809    $       19,639
                                             ===============   ===============   ==============    ==============

Basic weighted-average common shares
     outstanding                                  25,627,668        27,476,267       25,704,034        27,969,243
Plus: Common stock held by DDFP                           --           971,240               --           965,438
Plus: Dilutive stock options and awards              756,485           737,930          730,035           783,175
                                             ---------------   ---------------   --------------    --------------
Diluted weighted-average common
     shares outstanding                           26,384,153        29,185,437       26,434,069        29,717,856
                                             ===============   ===============   ==============    ==============

Net income per common share:
   Basic                                     $          0.19   $          0.28   $         0.65    $         0.68
                                             ===============   ===============   ==============    ==============
   Diluted                                   $          0.19   $          0.26   $         0.64    $         0.66
                                             ===============   ===============   ==============    ==============

(2)  RESTATEMENTS

The Company has restated its unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 to conform its accounting for the Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent changes in the fair value of stock held in the rabbi trust for the Directors' Deferred Fee Plan as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation.

The Company has determined that a deferred compensation obligation (liability) is required to be recognized for the fair value of the common stock held in the rabbi trust, with changes in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost and the cost of shares held in the rabbi trust treated in a manner similar to treasury stock. The restatements resulted in net income being reduced by $1.3 million and increased by $103,000 for the three months ended September 30, 2003 and 2002, respectively, and reduced by $2.1 million and $574,000 for the nine months ended September 30, 2003 and 2002, respectively. The restatements also had the effect of reducing the number of shares outstanding on the consolidated statements of financial condition and for earnings per share calculations for all periods presented. In addition, Notes 1(b) and (c) and Note 6 reflect certain adjustments related to the restatement.

The tables below present a summary of the impact of restating the Company's consolidated statements of income and cash flows for the three and nine months ended September 30, 2003 and 2002 and the Company's consolidated statements of financial condition at September 30, 2003 (dollars in thousands, except per share data):

                                                              Three months ended September 30
                                                       2003                                      2002
                                       -------------------------------------     -------------------------------------
                                         Originally                                Originally
                                          Reported              Restated            Reported             Restated
                                       ----------------      ---------------     ---------------     -----------------
Consolidated Statements of
Income:
Compensation and benefits             $          4,188     $          6,202     $         4,281     $           4,122
Total non-interest expense                       7,138                9,152               7,459                 7,300
Income before income tax expense                 9,190                7,176              11,748                11,907
Income tax expense                               2,983                2,278               4,270                 4,326
Net income                                       6,207                4,898               7,478                 7,581
Basic earnings per share              $           0.23     $           0.19     $          0.26     $            0.28
Basic weighted average shares
   outstanding                              26,602,051           25,627,668          28,447,507            27,476,267
Diluted earnings per share            $           0.23     $           0.19     $          0.26     $            0.26
Diluted  weighted  average shares
outstanding                                 27,358,536           26,384,153          29,185,437            29,185,437


                                                              Nine months ended September 30
                                                       2003                                      2002
                                       -------------------------------------     -------------------------------------
                                         Originally                                Originally
                                          Reported              Restated            Reported             Restated
                                       ----------------      ---------------     ---------------     -----------------
Consolidated Statements of
Income:
Compensation and benefits             $         12,908     $         16,206     $        12,408     $          13,291
Total non-interest expense                      22,257               25,555              21,825                22,708
Income before income tax expense                28,419               25,121              29,899                29,016
Income tax expense                               9,466                8,312              10,260                 9,951
Net income                                      18,953               16,809              19,639                19,065
Basic earnings per share              $           0.71     $           0.65     $          0.68     $            0.68
Basic weighted average shares
   outstanding                              26,679,996           25,704,034          28,934,681            27,969,243
Diluted earnings per share            $           0.69     $           0.64     $          0.66     $            0.66
Diluted weighted average shares
   outstanding                              27,410,031           26,434,069          29,717,856            29,717,856


                                                              Nine months ended September 30
                                                       2003                                      2002
                                       -------------------------------------     -------------------------------------
                                         Originally                                Originally
                                          Reported              Restated            Reported             Restated
                                       ----------------      ---------------     ---------------     -----------------
Consolidated Statements of Cash
   Flows:
Net income                            $         18,953     $         16,809     $        19,639     $          19,065
DDFP expense                                        --                3,298                  --                   884
Decrease in other assets                         2,703                1,600               3,267                 2,976
Net cash provided by operating                  30,065               30,116              40,651                40,670
   Activities
Cash dividends paid                             (8,345)              (8,129)             (7,993)               (7,814)
Increase in cost of DDFP, net                       --                 (267)                 --                  (198)
Net cash (used in) provided by
financing activities                  $        (28,027)    $        (28,078)    $        83,966     $          83,947


                                              At September 30, 2003
                                         Originally
                                          Reported              Restated
                                       ----------------      ---------------
Consolidated Statements of
Financial Condition:
Other assets                          $         31,178     $         36,777
Total assets                                 2,245,130            2,250,729
Other liabilities                               16,045               33,467
Total liabilities                            2,002,867            2,020,289
Paid-in capital                                204,014              206,700
Retained earnings                              173,436              169,280
Common stock acquired by                            --               (2,679)
DDFP
DDFP transition differential                        --               (7,674)
Total stockholders' equity                     217,263              205,440
Total liabilities and
stockholders' equity                  $      2,245,130     $      2,250,729



(3)  DIVIDENDS

Based upon current operating results, the Company declared a cash dividend of $0.105 per share on July 23, 2003, payable August 29, 2003, to stockholders of record on August 15, 2003.

(4)  COMMITMENTS AND CONTINGENCIES

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

(5)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):


                                          Nine months ended September 30,
                                        -----------------------------------
                                             2003                 2002
                                        --------------       --------------
Balance at beginning of period          $      12,830        $      12,932
Provision charged to operations                    --                1,310
Charge-offs, net of recoveries                   (46)               (1,405)
                                        --------------       --------------
Balance at end of period                $      12,784        $      12,837
                                        ==============       ==============

(6)  COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $873,000 and $8.4 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, comprehensive income totaled $12.1 million and $26.1 million, respectively.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

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

RESTATEMENTS.

The Company has restated its consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 to conform its accounting for the Bank's Directors' Deferred Fee Plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Under the Directors' Deferred Fee Plan, directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. Historically, the Company expensed such deferred directors' fees, but did not recognize subsequent changes in the fair value of stock held in the rabbi trust as periodic charges or credits to compensation cost with a corresponding change in a deferred compensation obligation. The Company has determined that a deferred compensation obligation (liability) is required to be recognized for the fair value of the common stock held in the rabbi trust for the Director's Deferred Fee Plan, with charges in the fair value of the common stock being recorded as a periodic charge or credit to compensation cost and the cost of shares held in the rabbi trust treated in a manner similar to treasury stock. The restatements resulted in net income being reduced by 1.3 million and increased by $103,000 for the three months ended September 30, 2003 and 2002, respectively, and reduced by $1.3 million and increased by $103,000 for the three months ended September 30, 2003 and 2002, respectively and reduced by $2.1 million and $574,000 for the nine months ended September 30, 2002 and 2002, respectively. The restatements also had the effect of reducing the number of shares outstanding for book value and earnings per share calculations for all periods presented. For additional information regarding the restatements, see
Note 2 of the Notes to Restated Unaudited Consolidated Financial Statements included herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this Form 10-Q/A, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, as supplemented by the Company's Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2003, June 30, 2003, and this report, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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

ASSETS. Total assets decreased $10.8 million from December 31, 2002, to $2.3 billion at September 30, 2003. The change in assets consisted primarily of decreases in federal funds sold and mortgage-backed securities ("MBS") available for sale, partially offset by increases in investment securities available for sale and loans held for sale.

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

CAPITAL. The Company's stockholders' equity decreased $6.1 million, or 2.9%, to $205.4 million at September 30, 2003, from $211.6 million at December 31, 2002. The decrease in equity was a result of the repurchase of $12.6 million of the Company's common stock, cash dividends declared of $8.1 million and a decrease in net unrealized gains on securities available for sale of $4.7 million, partially offset by net income of $16.8 million for the nine months ended September 30, 2003, the amortization of stock-based compensation and benefit plans and related tax benefits of $2.6 million, and proceeds from the exercise of stock options totaling $366,000. In February 2003, the Company authorized a 5% stock repurchase program. The Company repurchased 871,000 shares during the nine months ended September 30, 2003, at an average cost per share of $14.26. There were no share repurchases in the quarter ended September 30, 2003. Stated and tangible book value per share at September 30, 2003, were $7.70 and $7.55, respectively.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and Total Risk-based Capital requirements. At September 30, 2003, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                            Required             Actual
                       -----------------  -------------------   Excess of Actual
                                                                Over Regulatory
                         Amount   Ratio     Amount    Ratio       Requirements
                       -----------------  -------------------   ----------------

Leverage Capital        $89,655   4.00%    $186,378    8.32%       $ 96,723
Risk-based Capital:
Tier 1                   44,581   4.00      186,378   16.72         141,797
Total                    89,161   8.00      199,162   17.87         110,001

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

The Company's primary uses of funds for the first nine months of 2003 were the origination of loans totaling $579.4 million, purchases of MBS available for sale totaling $466.4 million, purchases of investment securities available for sale totaling $67.7 million and repayments of borrowings totaling $60.1 million. Other significant uses of funds during the nine months ended September 30, 2003, were $21.3 million in purchases of mortgage loans, $12.6 million in repurchases of the Company's common stock and $8.1 million in cash dividends paid.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

RESULTS OF OPERATIONS. Net income for the three and nine months ended September 30, 2003, totaled $4.9 million and $16.8 million, respectively, versus net income of $7.6 million and $19.1 million, for the comparable 2002 periods. This represented decreases of $2.7 million, or 35.4% and $2.3 million, or 11.8%, respectively, for the three and nine months ended September 30, 2003, compared with 2002. For the quarter ended September 30, 2003, basic and diluted earnings per share were $0.19, representing decreases of 30.7% and 27.6% over third quarter 2002 basic and diluted earnings per share of $0.28 and $0.26, respectively. For the nine months ended September 30, 2003, basic and diluted earnings per share were $0.65 and $0.64, respectively, representing decreases of 4.1% and 3.8% over basic and diluted earnings per share of $0.68 and $0.66, respectively, for the first nine months of 2002.

Annualized return on average equity was 9.36% and 10.63% for the three and nine months ended September 30, 2003, respectively, compared with 13.45% and 11.23% for the comparable 2002 periods. Annualized return on average assets was 0.87% and 0.99% for the three and nine months ended September 30, 2003, respectively, compared with 1.35% and 1.14% for the three and nine months ended September 30, 2002, respectively.

CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION
 (Dollars in thousands)

The Company has restated its consolidated financial statements for the periods presented in this table. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements.

                                                                 Three Months Ended September 30,
                                               --------------------------------------------------------------------
                                                            2003                                2002
                                               -------------------------------   ----------------------------------
                                                Average              Average      Average                 Average
                                                Balance   Interest  Yield/Cost    Balance     Interest   Yield/Cost
                                               -------------------------------   ----------------------------------
ASSETS
  Interest-earning assets:
   Federal funds sold ........................ $   30,079   $    72    0.96%     $   63,510   $   271      1.71%
   Investment securities available for
     sale (1) ................................    139,706     1,616    4.63         135,742     1,692      4.99
   Mortgage-backed securities available
     for sale ................................    755,581     6,930    3.67         698,613     8,821      5.05
                                               ----------   -------              ----------   -------
     Total investments .......................    925,366     8,618    3.73         897,865    10,784      4.80
                                               ----------   -------              ----------   -------
   Mortgage loans ............................  1,108,842    16,128    5.82       1,143,387    19,284      6.75
   Home equity loans .........................     60,802       982    6.46          68,032     1,246      7.33
   Home equity lines of credit ...............     49,320       533    4.32          44,162       575      5.21
   Other loans ...............................     10,916       162    5.94          15,004       197      5.25
                                               ----------   -------              ----------   -------
     Total loans .............................  1,229,880    17,805    5.79       1,270,585    21,302      6.71
                                               ----------   -------              ----------   -------

  Total interest-earning assets ..............  2,155,246    26,423    4.90%      2,168,450    32,086      5.92%
                                                            -------                           -------      ----
  Non-interest earning assets ................     89,005                            82,706
                                               ----------                        ----------
        Total assets ......................... $2,244,251                        $2,251,156
                                               ==========                        ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
   NOW and money market accounts ............. $  528,522   $ 1,079    0.82%     $  474,220   $ 1,918      1.62%
   Savings accounts ..........................    224,665       475    0.85         205,308       952      1.85
   Certificates of deposit ...................    562,432     3,465    2.46         622,209     5,050      3.25
                                               ----------   -------              ----------   -------
     Total interest-bearing deposits .........  1,315,619     5,019    1.53       1,301,737     7,920      2.43

   Borrowed funds ............................    583,146     6,944    4.76         601,758     7,691      5.11
                                               ----------   -------              ----------   -------
  Total interest-bearing liabilities .........  1,898,765    11,963    2.52       1,903,495    15,611      3.28
                                                            -------    ----                   -------      ----
  Non-interest bearing deposits ..............     76,263                            69,186
  Other liabilities ..........................     60,008                            53,026
                                               ----------                        ----------
        Total liabilities ....................  2,035,036                         2,025,707
  Stockholders' equity .......................    209,215                           225,449
                                               ----------                        ----------
        Total liabilities and stockholders'
            equity ........................... $2,244,251                        $2,251,156
                                               ==========                        ==========
Net interest income/interest rate spread .....              $14,460    2.38%                  $16,475      2.64%
                                                            =======    ====                   =======      ====
Net interest-earning assets/net interest
   margin .................................... $  256,481              2.68%     $  264,955                3.04%
                                               ==========              ====      ==========                ====
Ratio of interest-earning assets
   to interest-bearing liabilities ...........       1.14X                             1.14X
                                               ==========                        ==========

(1) Includes FHLB-NY stock.

CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION
 (Dollars in thousands)

The Company has restated its consolidated financial statements for the periods presented in this table. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements.

                                                                 Nine Months Ended September 30,
                                               --------------------------------------------------------------------
                                                            2003                                2002
                                               -------------------------------   ----------------------------------
                                                Average              Average      Average                 Average
                                                Balance   Interest  Yield/Cost    Balance     Interest   Yield/Cost
                                               -------------------------------   ----------------------------------
ASSETS
  Interest-earning assets:
   Federal funds sold ........................ $   37,705   $   318    1.12%     $   61,104   $   780      1.70%
   Investment securities available for
     sale (1) ................................    135,828     4,851    4.76         139,926     5,568      5.31
   Mortgage-backed securities available
     for sale ................................    760,239    21,941    3.85         674,433    25,371      5.02
                                               ----------   -------              ----------   -------
     Total investments .......................    933,772    27,110    3.87         875,463    31,719      4.83
                                               ----------   -------              ----------   -------

   Mortgage loans ............................  1,107,076    50,358    6.06       1,140,913    57,783      6.75
   Home equity loans .........................     62,016     3,102    6.67          70,172     3,849      7.31
   Home equity lines of credit ...............     48,574     1,645    4.52          42,166     1,681      5.32
   Other loans ...............................     13,170       546    5.53          17,752       902      6.77
                                               ----------   -------              ----------   -------
     Total loans .............................  1,230,836    55,651    6.03       1,271,003    64,215      6.74
                                               ----------   -------              ----------   -------
  Total interest-earning assets ..............  2,164,608    82,761    5.10%      2,146,466    95,934      5.96%
                                                            -------    ----                   -------      ----
  Non-interest earning assets ................     96,737                            74,414
                                               ----------                        ----------
        Total assets ......................... $2,261,345                        $2,220,880
                                               ==========                        ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
   NOW and money market accounts .............   $510,196   $ 3,543    0.93%       $460,318   $ 6,099      1.77%
   Savings accounts ..........................    228,385     1,803    1.05         197,346     2,722      1.84
   Certificates of deposit ...................    579,024    11,472    2.64         634,429    16,454      3.46
                                               ----------   -------              ----------   -------
     Total interest-bearing deposits .........  1,317,605    16,818    1.70       1,292,093    25,275      2.61

   Borrowed funds ............................    598,842    21,907    4.88         584,928    22,287      5.08
                                               ----------   -------              ----------   -------
  Total interest-bearing liabilities .........  1,916,447    38,725    2.69       1,877,021    47,562      3.38
                                                            -------    ----                   -------      ----
  Non-interest bearing deposits ..............     75,359                            65,910
  Other liabilities ..........................     58,762                            51,532
                                               ----------                        ----------
        Total liabilities ....................  2,050,568                         1,994,463
  Stockholders' equity .......................    210,777                           226,417
                                               ----------                        ----------
        Total liabilities and stockholders'
            equity ........................... $2,261,345                        $2,220,880
                                               ==========                        ==========
Net interest income/interest rate spread .....              $44,036   2.41%                   $48,372      2.58%
                                                            =======   ====                    =======      ====
Net interest-earning assets/net interest
   margin .................................... $  248,161             2.71%      $  269,445                3.00%
                                               ==========             ====       ==========                ====
Ratio of interest-earning assets
   to interest-bearing liabilities ...........       1.13X                             1.14X
                                               ==========                        ==========

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

(dollars in thousands)                                 Sept. 30,   June 30,   Mar. 31,   Dec. 31,  Sept. 30,
                                                         2003        2003       2003       2002      2002
                                                       -----------------------------------------------------
Non-accrual mortgage loans .........................       $841     $1,291     $1,082     $1,511    $2,297
Non-accrual other loans ............................          6          6         43         30        --
                                                       -----------------------------------------------------
   Total non-accrual loans .........................        847      1,297      1,125      1,541     2,297
Loans 90 days or more delinquent and
     still accruing ................................         64         64        294        223       440
                                                       -----------------------------------------------------
Total non-performing loans .........................        911      1,361      1,419      1,764     2,737
Non-accrual investments (WorldCom, Inc.
     corporate bonds) ..............................         --         --         --         --       300
Total foreclosed real estate, net of related
     allowance .....................................         --         50         --         72       100
                                                       -----------------------------------------------------
Total non-performing assets ........................       $911     $1,411     $1,419     $1,836    $3,137
                                                       =====================================================
Non-performing loans to loans receivable, net ......       0.07%      0.11%      0.12%      0.15%     0.22%
Non-performing assets to total assets ..............       0.04%      0.06%      0.06%      0.08%     0.14%


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

NON-INTEREST EXPENSE. Non-interest expense for the three and nine months ended September 30, 2003, increased $1.9 million, or 25.4% and $2.8 million, or 12.5%, to $9.2 million and $25.6 million, respectively, compared to the same periods in 2002.

The increases for the quarter and nine months ended September 30, 2003, were primarily due to increases in compensation and benefits expense of $2.1 million, or 50.5%, to $6.2 million and $2.9 million, or 21.9%, to $16.2 million for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. These increases were primarily attributable to the impact of appreciation in the Company's stock price on DDFP and ESOP costs. Increases in healthcare and pension costs further contributed to the increases. Effective August 1, 2003, the Company adopted changes to its pension plan which reduced the retirement benefit and closed the plan to new participants hired on or after that date. As a result of this amendment, pension expense for the second half of 2003 is expected to decline by $236,000 compared with the first half of the year.

INCOME TAXES. The Company's effective tax rate declined to 31.7% and 33.1% for the three and nine months ended September 30, 2003, respectively, compared with 36.3% and 34.3% for the same periods in 2002. Third quarter 2002 taxes reflected the impact of New Jersey's Business Tax Reform Act, which passed on July 2, 2002, retroactive to January 1, 2002.

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

               Due to the discovery in December 2003 that the Company's financial statements did not conform with EITF Issue No. 97-14, Mr. Martin and Mr. Lyons have since determined that the Company's disclosure controls and procedures were not adequate as of September 30, 2003. As part of the Company's disclosure controls and procedures over the selection and application of accounting principles, the Company's accounting officers relied on information regarding accounting developments as provided by the Company's independent auditing firm, as well as attendance at continuing education courses for the accounting profession and receipt of various accounting journals and other literature with respect to the existence of new accounting pronouncements and their application to the Company. These controls and procedures did not result in the Company's becoming aware of the existence of EITF Issue No. 97-14 at the time of its pronouncement, at the time of its required implementation or at any time prior to December 2003. Therefore, the Company was not aware of its applicability to the accounting for the Bank's Directors Deferred Fee Plan. Mr. Martin and Mr. Lyons have concluded that the procedures described above were not sufficiently comprehensive to identify new accounting developments required to be incorporated in the Company's financial statements, resulting in the determination that the Company's disclosure controls and procedures were not adequate.

          b)   CHANGES IN INTERNAL CONTROLS.

               There were no changes in the Company's internal control over financial reporting during the quarter ending on September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

               In connection with the determination in December 2003 by Mr. Martin and Mr. Lyons that the Company's disclosure controls and procedures were not adequate as of September 30, 2003, as described in section (a) above, the Company has enhanced its procedures for educating its financial officers with respect to the adoption of new or revised accounting principles, practices and applications. In particular, the Company's Chief Financial Officer will now perform the following review quarterly:

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.

Item 5.  OTHER INFORMATION.
         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.) Exhibits
             --------

          -----------------------------------------------------------------------------------------------
             Exhibit
             Number                                Description                              Reference
          -----------------------------------------------------------------------------------------------
                 3.1         Certificate of Incorporation of First Sentinel Bancorp, Inc.      (a)
                 3.2         Bylaws of First Sentinel Bancorp, Inc.                            (b)
                  4          Stock certificate of First Sentinel Bancorp, Inc.                 (a)
                 11          Statement re: Computation of Ratios                              Page 8
                31.1         Certification of Chief Executive Officer                      Filed herein
                31.2         Certification of Chief Financial Officer                      Filed herein
                32.1         Statement of Chief Executive Officer furnished pursuant to     Furnished
                             Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.         herein
                             Section 1350*
                32.2         Statement of Chief Financial Officer furnished pursuant to     Furnished
                             Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.         herein
                             Section 1350*
          -----------------------------------------------------------------------------------------------

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