Form 10-K
period 2003-12-31
FIRST SENTINEL BANCORP INC
filed 2004-03-15
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2003

                         Commission file number: 0-23809

                          FIRST SENTINEL BANCORP, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

                DELAWARE                                       22-3566151
--------------------------------------------------------------------------------
     (State or other jurisdiction                            (IRS Employer
   of incorporation or organization)                      Identification No.)

               1000 WOODBRIDGE CENTER DRIVE, WOODBRIDGE, NJ 07095
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                             Yes[X]      No[ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2003, as quoted by the Nasdaq Stock Market, was approximately $331.7 million. Solely for the purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 1, 2004, there were 43,106,742 shares issued and 26,268,402 shares outstanding of the registrant's Common Stock.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                      INDEX

                                                                            PAGE
PART I
           Item 1.    Business ..............................................  3
           Item 2.    Properties ............................................ 32
           Item 3.    Legal Proceedings ..................................... 33
           Item 4.    Submission of Matters to a Vote of Security Holders ... 33

PART II
           Item 5.    Market for Registrant's Common Equity and
                      Related Stockholder Matters ........................... 33
           Item 6.    Selected Financial Data ............................... 34
           Item 7.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations ......... 35
           Item 7A.   Quantitative and Qualitative Disclosures
                      About Market Risk ..................................... 43
           Item 8.    Financial Statements and Supplementary Data ........... 44
           Item 9.    Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure ................ 74
           Item 9A.   Controls and Procedures ............................... 74

PART III
           Item 10.   Directors and Executive Officers of the Registrant .... 75
           Item 11.   Executive Compensation ................................ 78
           Item 12.   Security Ownership of Certain Beneficial Owners
                      and Management and Related Stockholder Matters ........ 84
           Item 13.   Certain Relationships and Related Transactions ........ 86
           Item 14.   Principal Accounting Fees and Services ................ 86

PART IV
           Item 15.   Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K ............................... 87

SIGNATURES                                                                    90

                                     PART I

ITEM 1. BUSINESS

FIRST SENTINEL BANCORP, INC.

        First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") is a Delaware corporation organized in 1998 by First Savings Bank ("First Savings" or the "Bank") for the purpose of holding all of the capital stock of the Bank.

        At December 31, 2003, the Company had consolidated total assets of $2.2 billion and total stockholders' equity of $227.6 million. The Company is a unitary thrift holding company subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC").

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

        The Bank's executive offices are located at 1000 Woodbridge Center Drive, Woodbridge, New Jersey 07095. The Bank's telephone number is (732) 726-9700.

AVAILABLE INFORMATION

        The Company's Internet address is www.firstsentinelbancorp.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) are made available free of charge on the Company's website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

PENDING MERGER WITH PROVIDENT FINANCIAL SERVICES, INC.

        On December 22, 2003, the Company entered into a definitive agreement to merge into Provident Financial Services, Inc. ("PFS"). At the time of announcement, the stock and cash transaction was valued at approximately $642.0 million. The transaction is currently expected to close in the second quarter of 2004. It remains subject to regulatory and shareholder approvals. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of the pending merger.

BUSINESS STRATEGY

        STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS, AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY BE CHARACTERIZED AS MANAGEMENT'S INTENTIONS, HOPES, BELIEFS, EXPECTATIONS OR PREDICTIONS OF THE FUTURE. IT IS IMPORTANT TO NOTE THAT SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE FUTURE RESULTS TO VARY MATERIALLY FROM CURRENT EXPECTATIONS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN INTEREST RATES, ECONOMIC CONDITIONS, DEPOSIT AND LOAN GROWTH, REAL ESTATE VALUES, LOAN LOSS PROVISIONS, COMPETITION, CUSTOMER RETENTION; CHANGES IN ACCOUNTING PRINCIPLES, POLICIES OR GUIDELINES; LEGISLATIVE AND REGULATORY CHANGES; AND THE INABILITY TO COMPLETE THE MERGER WITH PFS AS AND WHEN EXPECTED. THE COMPANY HAS NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS AT ANY TIME.

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

        The Company's principal business, which is conducted through the Bank, is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family residential mortgage loans, real estate construction loans, commercial real estate loans, home equity loans and lines of credit and multi-family residential mortgage loans. The Company maintains a significant portfolio of mortgage-backed securities and also invests in U.S. Government, federal agency and corporate debt securities and other marketable securities. The Company's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Company's primary sources of funds are deposits; proceeds from principal and interest payments on loans and mortgage-backed securities; sales of loans, mortgage-backed and investment securities available for sale; maturities of investment securities and short-term investments; and advances from the Federal Home Loan Bank of New York ("FHLB-NY"), reverse repurchase agreements and other borrowed funds.

        In an effort to enhance its long-term profitability and increase its market share, the Company has endeavored to expand its traditional thrift lending and securities investment strategy. Toward this end, the Bank continues to diversify and expand upon the products and services it offers by focusing on both lending and deposit services to small and medium-sized retail businesses. The Bank has increased its emphasis on the origination of commercial real estate, construction and commercial loans, as well as the marketing of its business checking accounts and other business-related services. To develop full-service relationships with commercial customers, the Bank provides merchant services, such as merchant credit card processing, express teller services and escrow management. The Bank has hired additional personnel with expertise in commercial lending to facilitate growth in this area. The Bank has also increased loan volumes through the use of third-party correspondent lending. Purchased loans were primarily one-to-four family adjustable-rate mortgages, underwritten internally, with higher rates than those currently offered by the Bank. Third-party correspondent lending is expected to continue to play a minor role in the future operations of the Bank.

        As part of the Company's asset/liability management strategy, and as a means of enhancing profitability, the Company also invests in investment and mortgage-backed securities. In recent years, the Company has utilized its ability to borrow as an alternative means of funding asset growth. The average balance of borrowings outstanding for the years ended December 31, 2003, 2002 and 2001 was $597.0 million, $588.0 million and $495.7 million, respectively. The Company will continue to evaluate leveraged growth opportunities as market conditions allow and manage its borrowing levels to mitigate interest rate risk and/or reduce funding costs.

        In January 2003, the Board of Directors authorized a 5% stock repurchase program. Under this program, the Company repurchased 871,000 shares, or $12.4 million, of its common stock during 2003 as part of its ongoing capital management strategy. The Company's dividend payout ratio was 59.8%, 40.4%, 36.2%, 36.1% and 59.9% for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

        The Company relocated an existing bank branch facility in Old Bridge, New Jersey, to a new location in the same neighborhood in July 2003. The new branch location offers a larger lobby area, better street access, drive-through facilities and safe deposit box storage. In addition, the Company sold its sole Mercer County branch, located in Lawrenceville, NJ, to another financial institution in December 2003. The out-of-market branch divestiture will allow the Company to better focus its marketing and business development efforts in its core franchises.

MARKET AREA AND COMPETITION

        The Company currently operates 22 branch offices in central New Jersey, 18 of which are located in Middlesex County, two in Monmouth County and one in each of Somerset and Union Counties. The Company's deposit gathering base is concentrated in the communities surrounding its offices. The majority of the Company's loan originations are derived from northern and central New Jersey, which is a part of the New York City metropolitan area and which has historically benefited from having a large number of corporate headquarters and a concentration of financial services-related industries. The area also has a well-educated employment base and a large number of industrial, service and high-technology businesses. Relatively low unemployment levels and favorable interest rates have contributed to the appreciation in New Jersey's real estate market in recent years. Whether such appreciation will continue is dependent, in large part, upon the general economic condition of both New Jersey and the United States and other factors beyond the Company's control and, therefore, cannot be estimated.

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

(Dollars in thousands)

                                                                      For the Year Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                     2003                           2002                           2001
                                        ------------------------------ ------------------------------ ------------------------------
                                          Average             Average    Average             Average    Average             Average
                                          Balance  Interest Yield/Cost   Balance  Interest Yield/Cost   Balance  Interest Yield/Cost
                                        ---------- -------- ---------- ---------- -------- ---------- ---------- -------- ----------
ASSETS:
 Interest-earning assets:
  Loans, net (1) ...................... $1,229,428 $ 73,333     5.96%  $1,263,513  $84,219     6.67%  $1,220,059   $89,678    7.35%
  Investment and other and
   mortgage-backed securities
   available for sale (2) .............    928,267   35,626     3.84      888,124   41,783     4.70      735,600    43,907    5.97
                                        -------------------            -------------------            --------------------
    Total interest-earning assets .....  2,157,695  108,959     5.05    2,151,637  126,002     5.86    1,955,659   133,585    6.83
Non-interest earning assets ...........     96,029                         77,205                         65,845
                                        ----------                     ----------                     ----------
    Total assets ...................... $2,253,724                     $2,228,842                     $2,021,504
                                        ==========                     ==========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Interest-bearing liabilities:
  NOW and money market ................ $  514,580    4,621     0.90   $  466,811    7,725     1.65   $  381,613     9,654    2.53
  Savings .............................    227,428    2,267     1.00      201,358    3,543     1.76      168,520     3,790    2.25
  Certificates of deposit..............    569,349   14,645     2.57      628,535   21,189     3.37      660,120    33,764    5.11
  Borrowed funds ......................    597,047   28,860     4.83      587,986   29,964     5.10      495,674    27,476    5.54
                                        -------------------            -------------------            --------------------
    Total interest-bearing
     liabilities ......................  1,908,404   50,393     2.64    1,884,690   62,421     3.31    1,705,927    74,684    4.38
 Non-interest bearing deposits ........     76,245                         67,061                         53,394
 Other liabilities ....................     61,379                         52,897                         38,061
                                        ----------                     ----------                     ----------
    Total liabilities .................  2,046,028                      2,004,648                      1,797,382
                                        ----------                     ----------                     ----------
 Stockholders' equity .................    207,696                        224,194                        224,122
                                        ----------                     ----------                     ----------
    Total liabilities and
     stockholders' equity ............. $2,253,724                     $2,228,842                     $2,021,504
                                        ==========                     ==========                     ==========
Net interest income/interest rate
 spread (3) ...........................            $ 58,566     2.41%              $63,581     2.55%               $58,901    2.45%
                                                   =================               ================                ===============
Net interest-earning assets/net
 interest margin (4) .................. $  249,291              2.71%  $  266,947              2.96%  $  249,732              3.01%
                                        ==========           =======   ==========           =======   ==========            ======
Ratio of interest-earning assets
  to interest-bearing liabilities .....       1.13 X                         1.14 X                         1.15 X
                                        ==========                     ==========                     ==========

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

(In thousands)

                                                    Year Ended December 31, 2003          Year Ended December 31, 2002
                                                       Compared to Year Ended                Compared to Year Ended
                                                         December 31, 2002                     December 31, 2001
                                                  --------------------------------     ----------------------------------
                                                   Increase (Decrease)                  Increase (Decrease)
                                                         Due to                               Due to
                                                  --------------------                 ---------------------
                                                   Volume       Rate         Net        Volume        Rate          Net
                                                  --------    --------     -------     --------     --------     --------
INTEREST-EARNING ASSETS:
  Loans receivable, net .......................   $(2,201)    $ (8,685)   $(10,886)    $  3,095     $ (8,554)    $ (5,459)
  Investment and other and mortgage-backed
    securities available for sale .............     1,807       (7,964)     (6,157)       8,174      (10,298)      (2,124)
                                                  -------     --------     -------     --------     --------     --------
  Total .......................................      (394)     (16,649)    (17,043)      11,269      (18,852)      (7,583)
                                                  -------     --------     -------     --------     --------     --------

INTEREST-BEARING LIABILITIES:
  Deposits:
    NOW and money market ......................       716       (3,820)     (3,104)       1,872       (3,801)      (1,929)
    Savings ...................................       412       (1,688)     (1,276)         663         (910)        (247)
    Certificates of deposit ...................    (1,859)      (4,685)     (6,544)      (1,549)     (11,026)     (12,575)
  Borrowed funds ..............................       467       (1,571)     (1,104)       4,802       (2,314)       2,488
                                                  -------     --------     -------     --------     --------     --------
  Total .......................................      (264)     (11,764)    (12,028)       5,788      (18,051)     (12,263)
                                                  -------     --------     -------     --------     --------     --------
Change in net interest income .................   $  (130)    $ (4,885)    $(5,015)    $  5,481     $   (801)    $  4,680
                                                  =======     ========     =======     ========     ========     ========

LENDING ACTIVITIES

        LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences and commercial real estate. At December 31, 2003, the Company's loan portfolio totaled $1.2 billion, of which $755.7 million, or 61.8%, were one-to-four family residential mortgage loans. At that date, the Company's loan portfolio also included $113.8 million of home equity loans and lines of credit generally secured by second liens on one-to-four family residential properties, $130.7 million of net construction loans, $195.6 million of commercial real estate loans, and $16.5 million of multi-family residential mortgage loans, which represented 9.3%, 10.7%, 16.0% and 1.4%, respectively, of total loans receivable. Of the mortgage loan portfolio outstanding at December 31, 2003, 51.0% were fixed-rate loans and 49.0% were adjustable-rate mortgage ("ARM") loans. Other loans held by the Company, which consist of loans on deposit accounts and commercial, personal, and automobile loans, totaled $10.0 million, or 0.8% of total loans outstanding at December 31, 2003. The Company anticipates continued growth in construction, commercial and commercial real estate loans, both in amount and as a percentage of total loans receivable, in the foreseeable future due to its efforts to diversify the loan portfolio.

        The majority of the loans originated by the Company are held for portfolio. In order to manage interest rate risk and diversify credit risk, however, the Company sells 30-year, fixed-rate conforming loans to the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC"), FHLB-NY and institutional investors and generally retains servicing rights. All such loans are sold without recourse. At December 31, 2003, the Company's servicing portfolio totaled $120.0 million. The Company had $777,000 in loans held for sale at December 31, 2003.

        The Company also invests in mortgage-backed securities and other mortgage-backed products such as collateralized mortgage obligations ("CMOs"). At December 31, 2003, mortgage-backed securities, including CMOs, were $722.8 million, or 32.8% of total assets, of which 66.1% were secured by ARM loans. The majority of the Company's mortgage-backed securities are insured or guaranteed by Freddie Mac, the Government National Mortgage Association ("GNMA"), or Fannie Mae ("FNMA"). At December 31, 2003, all mortgage-backed securities were classified as available for sale. Mortgage-backed securities available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions, or to provide liquidity to fund activities such as common stock repurchases or loan originations. The Company expects to classify all mortgage-backed security purchases as available for sale in the foreseeable future.

        The following table sets forth the composition of the Company's loan and mortgage-backed securities portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

                                                                         At December 31,
                             -------------------------------------------------------------------------------------------------------
                                     2003                 2002                 2001                 2000                 1999
                             -------------------  ------------------   -------------------  -------------------  -------------------
                                         Percent              Percent              Percent              Percent              Percent
                               Amount   of total    Amount   of total    Amount   of total    Amount   of total    Amount   of total
                             ---------- --------  ---------- -------   ---------- --------  ---------- --------  ---------- --------
Mortgage loans (1):
  One-to-four family ......  $  755,671   61.83%  $  835,593   68.87%  $  857,973   68.37%  $  879,578   73.59%  $  774,858   75.52%
  Home equity .............     113,840    9.31      110,835    9.13      112,958    9.00      114,152    9.55       98,324    9.58
  Construction (2) ........     130,687   10.69       77,091    6.35       71,590    5.70       41,291    3.45       26,890    2.62
  Commercial real estate ..     195,566   16.00      164,639   13.57      167,806   13.37      131,072   10.97       96,821    9.44
  Multi-family ............      16,506    1.35       12,714    1.05       23,396    1.86       13,079    1.09       12,499    1.22
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
    Total mortgage loans ..   1,212,270   99.18    1,200,872   98.97    1,233,723   98.30    1,179,172   98.65    1,009,392   98.38
Other loans ...............       9,967    0.82       12,537    1.03       21,347    1.70       16,121    1.35       16,638    1.62
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
    Total loans
      receivable ..........   1,222,237  100.00%   1,213,409  100.00%   1,255,070  100.00%   1,195,293  100.00%   1,026,030  100.00%
                                         ======               ======               ======               ======               ======
Less:
Net deferred loan costs
  and unearned premiums ...      (1,252)                (631)                (641)              (1,850)              (1,090)
Allowance for loan losses .      12,768               12,830               12,932               12,341               11,004
                             ----------           ----------           ----------           ----------           ----------
    Total loans
      receivable, net .....  $1,210,721           $1,201,210           $1,242,779           $1,184,802           $1,016,116
                             ==========           ==========           ==========           ==========           ==========

Mortgage loans:
  ARM .....................  $  593,782   48.98%  $  629,176   52.39%  $  660,047   53.50%  $  664,164   56.32%  $  531,859   52.69%
  Fixed-rate ..............     618,488   51.02      571,696   47.61      573,676   46.50      515,008   43.68      477,533   47.31
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
    Total mortgage loans ..  $1,212,270  100.00%  $1,200,872  100.00%  $1,233,723  100.00%  $1,179,172  100.00%  $1,009,392  100.00%
                             ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======

Mortgage-backed securities:
  CMOs ....................  $   84,898   11.98%  $  118,693   15.47%  $  137,528   21.77%  $  201,802   44.79%  $  273,511   46.85%
  FHLMC ...................     225,296   31.78      322,914   42.08      296,710   46.97      159,755   35.45      166,992   28.60
  GNMA ....................      15,100    2.13       29,483    3.84       44,951    7.11       29,409    6.53       57,489    9.85
  FNMA ....................     383,656   54.11      296,248   38.61      152,603   24.15       59,628   13.23       85,828   14.70
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
    Total mortgage-backed
      securities ..........     708,950  100.00%     767,338  100.00%     631,792  100.00%     450,594  100.00%     583,820  100.00%
                                         ======               ======               ======               ======               ======
Net premiums ..............       9,026               10,336                6,198                1,951                2,748
Net unrealized gain (loss)
  on mortgage-backed
  securities available
  for sale ................       4,818               12,888                4,726               (5,523)             (11,409)
                             ----------           ----------           ----------           ----------           ----------
Mortgage-backed
  securities, net .........  $  722,794           $  790,562           $  642,716           $  447,022           $  575,159
                             ==========           ==========           ==========           ==========           ==========

----------
(1) Includes $777,000, $563,000, $5.5 million and $277,000 in mortgage loans held for sale at December 31, 2003, 2002, 2001 and 2000, respectively. No loans were classified as held for sale at December 31, 1999.

(2) Net of loans in process of $74.6 million, $62.1 million, $65.1 million, $19.2 million, and $28.0 million at December 31, 2003, 2002, 2001, 2000, and 1999, respectively.

LOAN MATURITY AND REPRICING

        The following table shows the maturity or period to repricing of the Company's loan portfolio at December 31, 2003. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

(In thousands)
                                              At December 31, 2003
                                  ----------------------------------------------
                                              One Year      After
                                  One Year     To Five       Five
                                   or Less      Years       Years        Total
                                  --------    --------    --------    ----------
Mortgage loans:
  One-to-four family ...........  $ 58,653    $211,213    $485,805   $  755,671
  Home equity ..................    52,106      13,826      47,908      113,840
  Construction (1) .............   130,687          --          --      130,687
  Commercial real estate .......     7,285      61,429     126,852      195,566
  Multi-family .................     3,602       7,022       5,882       16,506
                                  --------    --------    --------   ----------
    Total mortgage loans .......   252,333     293,490     666,447    1,212,270
Other loans ....................     5,548       2,653       1,766        9,967
                                  --------    --------    --------   ----------
    Total loans ................  $257,881    $296,143    $668,213    1,222,237
                                  ========    ========    ========

Net deferred loan costs and unearned premiums ....................        1,252
Allowance for loan losses ........................................      (12,768)
                                                                    -----------
Loans receivable, net ............................................   $1,210,721
                                                                    ===========

(1)  Excludes loans in process of $74.6 million.


        The following table sets forth at December 31, 2003, the dollar amount of loans contractually due or repricing after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates (in thousands):

                                        Due or repricing after December 31, 2004
                                        ----------------------------------------
                                          Fixed       Adjustable       Total
                                        --------      ----------      ----------
Mortgage loans:
   One-to-four family ..............    $411,559       $285,459       $  697,018
   Home equity .....................      61,734             --           61,734
   Commercial real estate ..........     126,164         62,117          188,281
   Multi-family ....................      11,241          1,663           12,904
Other loans ........................       2,047          2,372            4,419
                                        --------       --------       ----------
Total loans receivable .............     612,745        351,611          964,356
Mortgage-backed securities
   (at amortized cost) .............      84,631        429,740          514,371
                                        --------       --------       ----------
Total loans receivable and
  mortgage-backed securities .......    $697,376       $781,351       $1,478,727
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

        At December 31, 2003, 61.8% of total loans receivable consisted of one-to-four family residential loans. The Company offers ARM loans with initial fixed-rate terms of either one, three, five, seven or ten years. After the initial fixed-rate term, the loan then converts into a one-year ARM. The
Company's ARM loans may carry an initial interest rate which is less than the fully-indexed rate for the loan. The initial discounted rate is determined by the Company in accordance with market and competitive factors. The majority of the Company's ARM loans adjust by a maximum of 2.00% per year, with a lifetime cap on increases of up to 6.00%. ARM loans are originated for terms of up to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the Company's cost of funds. The Company's fixed-rate mortgage loans currently are made for terms of 10 through 30 years.

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

        The Company generally originates one-to-four family residential mortgage loans in amounts up to 97% of the appraised value or selling price of the mortgaged property, whichever is lower. The Company requires private mortgage insurance for all loans originated with loan-to-value ratios exceeding 80%. Generally, the minimum one-to-four family loan amount is $40,000, and the maximum loan amount is $1.5 million. The Company offers residential mortgage loans with origination fees ranging from 0.00% to 3.00%.

        HOME EQUITY LOANS AND LINES OF CREDIT. The Company originates home equity loans secured by one-to-four family residences. These loans generally are originated as fixed-rate loans with terms from five to 15 years. Home equity loans are primarily made on owner-occupied, one-to-four family residences and to the Company's first mortgage customers. These loans are generally subject to a 80% loan-to-value limitation including any other outstanding mortgages or liens. In addition, the Company currently offers home equity loans for qualified borrowers with a loan-to-value ratio of up to 100%. The Company obtains private mortgage insurance for some of these types of loans, depending on the underwriting and first lien position. The Company also offers "Helping Hand" home equity loans for low income borrowers, with a maximum term of ten years, with loan-to-value ratios of up to 100% and a maximum loan amount of $20,000. Generally, the Company's minimum home equity loan is $10,000 and the maximum home equity loan is $500,000. As of December 31, 2003, the Company had $62.0 million in fixed-rate home equity loans outstanding.

        The Company also offers a variable rate, home equity line of credit, which is a credit line based on the applicant's income and equity in the home. The Company presently charges no origination fees for these loans. A borrower is required to make monthly payments of principal and interest, at a minimum of $100 plus interest, based upon a 20-year amortization period. The interest rate charged is the prime rate of interest (as published in THE WALL STREET JOURNAL) (the "prime rate") minus 0.25%. For borrowers wherein the credit line, when combined with the balance of the first mortgage lien, does not exceed 80% of the appraised value of the property at the time of the loan commitment, the Company offers the option of a fixed 3-month or 6-month introductory rate. The introductory rate is currently 2.99% for three months or 3.74% for six months. All home equity lines of credit are subject to a maximum annual interest rate change of 2.00% with a 14.99% ceiling. The Company's home equity lines of credit outstanding at December 31, 2003 totaled $51.9 million, with additional available credit lines of $79.3 million.

        CONSTRUCTION LENDING. At December 31, 2003, construction loans totaled $130.7 million, or 10.7% of the Company's total loans outstanding. Available credit lines totaled $74.6 million at December 31, 2003. Construction loans generally bear interest rates that float at margins of up to 1.5% above the prime rate, with the majority also having floor rates. The Company's construction loans typically have original principal balances that are larger than its one-to-four family mortgage loans, with the majority of the loans ranging from available lines of credit of $500,000 to $15.0 million. At December 31, 2003, the Company had 63 construction loans, 29 of which had principal outstanding of $1.0 million or more, with the largest outstanding loan balance being $15.0 million. At December 31, 2003, all of the Company's construction lending portfolio consisted of loans secured by property located in the State of New Jersey, a majority of which are for the purpose of constructing one-to-four family homes.

        The Company will originate construction loans on unimproved land in amounts up to 70% of the lower of the appraised value or the cost of the land. The Company also originates loans for site improvements and construction costs in amounts up to 75% of actual costs or sales price where contracts for sale have been executed. Generally, construction loans are offered for 12-month to 18-month terms with up to four six-month options to extend the original term. Typically, additional loan origination fees are charged for each extension granted; however, these fees have been waived occasionally. The Company requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, on all construction loans.

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

        COMMERCIAL REAL ESTATE. At December 31, 2003, the Company had 185 loans secured by commercial real estate, totaling $195.6 million, or 16.0% of the Company's total loan portfolio. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value of the mortgaged property. The Company's commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, small shopping centers, medical offices, small industrial facilities, warehouses, storage facilities and other non-residential buildings. The largest commercial real estate loan at December 31, 2003 had an outstanding balance of $8.5 million and was secured by a retail shopping plaza, a portion of which is occupied by the Bank's Old Bridge branch. Substantially all commercial real estate loans in the Company's portfolio are secured by properties located within New Jersey.

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

        Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by limiting the number of such loans, lending only to established customers and borrowers otherwise known or recommended to the Company, generally restricting such loans to New Jersey, and obtaining personal guarantees, if possible.

        MULTI-FAMILY   MORTGAGE  LOANS.  The  Company  originates   multi-family
mortgage loans in its primary lending area. As of December 31, 2003, $16.5 million, or 1.4%, of the Company's total loan portfolio consisted of multi-family residential loans. At December 31, 2003, the Company had five multi-family loans with an outstanding balance in excess of $1.7 million. Large multi-family loans such as these are originated using the Company's underwriting standards for commercial real estate loans.

        OTHER LENDING. The Company also offers other loans, primarily commercial, personal, automobile, boat, motorcycle and motor home loans and loans secured by deposit accounts. At December 31, 2003, $10.0 million, or 0.8%, of the loan portfolio consisted of such other loans.

        LOAN APPROVAL AUTHORITY AND UNDERWRITING. All loans secured by real estate must have the approval or ratification of the members of the Loan Committee, which consists of at least two outside directors and at least two officers engaged in the lending area. The Loan Committee meets at least monthly to review and ratify management's approval of loans made within the scope of its authority since the last committee meeting, and to approve mortgage loans made in excess of $750,000, but not greater than $1.5 million. Real estate loans in excess of $1.5 million require prior Board approval. Prior Board approval is also required for the origination of consumer and business loans in excess of $200,000 for unsecured loans, and $1.0 million for secured loans.

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

        LOAN SERVICING. The Company generally retains the servicing rights on loans it has sold. The Company receives fees for these servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. The Company was servicing $120.0 million and $106.1 million of mortgage loans for others at December 31, 2003 and 2002, respectively. The Company received $261,000 and $204,000 in servicing fees for the years ended December 31, 2003 and 2002, respectively.

        LOAN PURCHASES AND SALES. The Company is a Freddie Mac qualified servicer in good standing, and may sell any of its conforming loans originated, subject to Freddie Mac requirements, and retain the servicing rights. The Company may also sell loans to the FHLB-NY and institutional investors, and generally retains servicing rights. As a part of its asset/liability management, the Company will sell loans, on occasion, in order to reduce or minimize potential interest rate and credit risk. As of December 31, 2003, $777,000 of mortgage loans were classified as held for sale. Mortgage loans sold totaled $67.2 million and $46.6 million for the years ended December 31, 2003 and 2002, respectively. Periodically, the Company may also purchase mortgage loans. The Company purchased $29.8 and $27.6 million in primarily hybrid ARM loans from third-party correspondents for the years ended December 31, 2003 and 2002, respectively. The Company underwrites the loans and verifies documentation prior to purchasing mortgage loans from third-party correspondents and receives representations and warranties for a one year period, including repayment of remaining purchase premiums if a loan prepays within the first 12 months.

ASSET QUALITY

        The following table sets forth information regarding non-accrual loans, loans delinquent 90 days or more, and real estate owned ("REO"). It is the policy of the Company to cease accruing interest on loans 90 days or more past due with loan-to-value ratios in excess of 55% and to reverse all previously accrued interest. For the year ended December 31, 2003, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $62,000, as compared to actual interest income recognized on a cash basis with respect to such loans of $16,000.

(Dollars in thousands)
                                                   At December 31,
                                     ------------------------------------------
                                      2003     2002     2001     2000     1999
                                     ------   ------   ------   ------   ------

Non-accrual mortgage loans ........  $1,176   $1,541   $1,787   $2,334   $2,311
Non-accrual other loans ...........      17       --       --       15       45
                                     ------   ------   ------   ------   ------
    Total non-accrual loans .......   1,193    1,541    1,787    2,349    2,356
Loans 90 days or more delinquent
  and still accruing ..............     634      223       62       40      326
                                     ------   ------   ------   ------   ------
    Total non-performing loans ....   1,827    1,764    1,849    2,389    2,682
Restructured loans ................      --       --       --       --       --
Total real estate owned, net of
  related allowance for loss ......      --       72       42      257      466
                                     ------   ------   ------   ------   ------
Total non-performing assets .......  $1,827   $1,836   $1,891   $2,646   $3,148
                                     ======   ======   ======   ======   ======

Non-performing loans to total
    loans receivable, net .........    0.15%    0.15%    0.15%    0.20%    0.26%
Total non-performing assets to
    total assets ..................    0.08%    0.08%    0.09%    0.13%    0.17%

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

        The Company's classified assets totaled $2.2 million and $2.1 million at December 31, 2003 and 2002, respectively. At December 31, 2003, $1.1 million of classified loans consisted of participations with the Thrift Institutions Investment Corporation ("TICIC") in second mortgage loans which resulted from construction cost overruns on two assisted care facilities. Additional classified assets consisted of three construction loans to the same principals secured by partially developed residential subdivisions which totaled $807,000 and residential mortgage loans which totaled $291,000.

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

        As a result of stable loan portfolio size and asset quality, the Company did not record a provision for loan losses in 2003, compared with $1.3 million in 2002. The 2002 provision for loan losses was largely attributable to a $1.4 million charge against the allowance for loan losses related to a participation loan to an insurance premium financier. This charge-off was precipitated by alleged acts of fraud and/or misrepresentation. The Company has received payment in full settlement of the remaining loan balance and has no further exposure to this item. The Company believes that the allowance for loan losses is adequate. At December 31, 2003, the total allowance was $12.8 million, which amounted to 1.04% of loans receivable, net of unearned and deferred fees, and 7.0 times non-performing loans. The Company will continue to monitor the level of its allowance for loan losses in order to maintain it at a level which management considers adequate to provide for probable loan losses.

        The following table sets forth activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                                      For the Years Ended December 31,
                                         -----------------------------------------------------------
                                           2003         2002         2001        2000         1999
                                         --------     --------     --------    --------     --------
Balance at beginning of period ........  $ 12,830     $ 12,932     $ 12,341    $ 11,004     $  9,505
Provision for loan losses .............        --        1,310          650       1,441        1,650
Charge-offs (domestic):
   Commercial loans ...................        --       (1,388)          --          --           --
   Real estate - mortgage .............       (18)         (18)         (71)        (97)        (151)
   Installment loans to individuals ...       (49)         (34)          --          (7)          --
Recoveries (domestic):
   Commercial loans ...................        --            9           --          --           --
   Real estate - mortgage .............         1           16           12          --           --
   Installment loans to individuals ...         4            3           --          --           --
                                         --------     --------     --------    --------     --------
Balance at end of period ..............  $ 12,768     $ 12,830     $ 12,932    $ 12,341     $ 11,004
                                         ========     ========     ========    ========     ========
Ratio of net charge-offs during
the period to average loans
during the period .....................      0.01%        0.11%          --%       0.01%        0.02%
                                         ========     ========     ========    ========     ========

The following tables set forth the Company's percentage of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

                                                                       At December 31,
                                         --------------------------------------------------------------------------
                                                       2003                                     2002
                                         -----------------------------------    -----------------------------------
                                                                 Percent of                             Percent of
                                                    Percent of    Loans in                 Percent of    Loans in
                                                   Allowance to     Each                  Allowance to     Each
                                                      Total      Category to                 Total      Category to
                                         Amount     Allowance    Total Loans    Amount     Allowance    Total Loans
                                         -------   ------------  -----------    -------   ------------  -----------
One-to-four family ..................    $ 3,784       29.64%       61.83%      $ 4,420       34.45%       68.87%
Home equity loans ...................      1,460       11.43         9.31         1,334       10.40         9.13
Construction ........................      3,525       27.61        10.69         2,123       16.55         6.35
Commercial real estate ..............      3,039       23.80        16.00         2,614       20.37        13.57
Multi-family ........................        248        1.94         1.35           191        1.49         1.05
                                         -------      ------       ------       -------      ------       ------
  Total mortgage loans ..............     12,056       94.42        99.18        10,682       83.26        98.97
Other ...............................        712        5.58         0.82           690        5.38         1.03
Unallocated .........................         --          --           --         1,458       11.36           --
                                         -------      ------       ------       -------      ------       ------
  Total allowance for loan losses ...    $12,768      100.00%      100.00%      $12,830      100.00%      100.00%
                                         =======      ======       ======       =======      ======       ======

                                                                         At December 31,
                            --------------------------------------------------------------------------------------------------------
                                          2001                                2000                               1999
                            --------------------------------    --------------------------------    --------------------------------
                                                 Percent of                          Percent of                          Percent of
                                     Percent of   Loans in               Percent of   Loans in               Percent of   Loans in
                                      Allowance     Each                  Allowance     Each                  Allowance     Each
                                      to Total   Category to              to Total   Category to              to Total   Category to
                            Amount    Allowance  Total Loans    Amount    Allowance  Total Loans    Amount    Allowance  Total Loans
                            -------  ----------  -----------    -------  ----------  -----------    -------  ----------  -----------
One-to-four family .......  $ 4,579      35.41%      68.37%     $ 4,831      39.15%      73.59%     $ 4,667      42.41%      75.52%
Home equity loans ........    1,270       9.82        9.00        1,243      10.07        9.55        1,086       9.87        9.58
Construction .............    2,209      17.09        5.70        1,275      10.33        3.45        1,573      14.29        2.62
Commercial real estate ...    3,674      28.41       13.37        2,637      21.37       10.97        2,630      23.90        9.44
Multi-family .............      351       2.71        1.86          197       1.60        1.09          250       2.27        1.22
                            -------     ------      ------      -------     ------      ------      -------     ------      ------
  Total mortgage loans ...   12,083      93.44       98.30       10,183      82.51       98.65       10,206      92.74       98.38

Other ....................      849       6.56        1.70          587       4.76        1.35          541       4.92        1.62
Unallocated ..............       --         --          --        1,571      12.73          --          257       2.34          --
                            -------     ------      ------      -------     ------      ------      -------     ------      ------
  Total allowance
    for loan losses ......  $12,932     100.00%     100.00%     $12,341     100.00%     100.00%     $11,004     100.00%     100.00%
                            =======     ======      ======      =======     ======      ======      =======     ======      ======


MORTGAGE-BACKED SECURITIES

        Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Company. Such intermediaries may be private issuers, or agencies of the U.S. Government, including Freddie Mac, FNMA and GNMA, that guarantee the payment of principal and interest to investors.

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

        The Company has significant investments in mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 2003, mortgage-backed securities, net, totaled $722.8 million, or 32.8% of total assets. All such securities were classified as available for sale and carried at market value. The Company invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by Freddie Mac, GNMA or FNMA. At December 31, 2003, the mortgage-backed securities portfolio had a weighted average interest rate of 4.74%. Fixed coupon rates ranged from 6.13% to 9.50% for GNMA, 4.00% to 7.00% for Freddie Mac, 5.00% to 7.00% for FNMA fixed-rate securities and 4.00% to 6.75% for fixed-rate CMOs. Adjustable-rate coupon ranges were as follows: 3.00% to 5.625% for GNMA ARM mortgage-backed securities; 3.16% to 6.27% for Freddie Mac ARM mortgage-backed securities; and 3.43% to 6.07% for FNMA ARM mortgage-backed securities.

        Included in the total mortgage-backed securities portfolio are CMOs, which had a market value of $86.0 million at December 31, 2003. The Company generally purchases short-term, sequential or planned amortization class ("PAC") CMOs. CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flows from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The CMOs and other mortgage-backed securities in which the Company invests may have a multi-class structure ("Multi-Class Mortgage Securities"). Multi-Class Mortgage Securities issued by private issuers may be collateralized by pass-through securities guaranteed by GNMA or issued by FNMA or Freddie Mac, or they may be collateralized by whole loans or pass-through mortgage-backed securities of private issuers. Each class has a specified maturity or final distribution date. In one structure, payments of principal, including any principal prepayments, on the collateral are applied to the classes in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class until all classes having an earlier stated maturity or final distribution date have been paid in full. In other structures, certain classes may pay concurrently, or one or more classes may have a priority with respect to payments on the underlying collateral up to a specified amount. The Company's funds have not and will not be invested in any class with residual characteristics. The weighted average life of CMOs at December 31, 2003, was 3.5 years. The stated weighted average contractual maturity of the Company's CMOs at December 31, 2003, was 14.6 years.

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

        The amortized cost and market value of mortgage-backed securities at December 31, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities due to prepayments (in thousands):

                                                           Amortized     Market
                                                              Cost        Value
                                                            --------    --------
Mortgage-backed securities available for sale due in:
  Less than one year ....................................   $     43    $     44
  One year through five years ...........................      9,116       9,326
  Five years through ten years ..........................     56,429      56,887
  Greater than ten years ................................    652,388     656,537
                                                            --------    --------
                                                            $717,976    $722,794
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

        INVESTMENTS AVAILABLE FOR SALE. The Company maintains a portfolio of investments available for sale to minimize interest rate and market value risk. These investments, designated as available for sale at purchase, are marked to market in accordance with Statement of Financial Accounting Standards No. 115. The Company's Investment Policy designates what type of securities may be contained in the available for sale portfolio. This portfolio of available for sale investments is reviewed and priced at least monthly. As of December 31, 2003, the market value of investment securities available for sale was $106.5 million, with an amortized cost basis of $105.0 million, and was composed of U.S. Government and U.S. Government-sponsored Agency obligations, state and municipal obligations, corporate obligations and equity securities. The available for sale portfolio, excluding equity securities, had a weighted average contractual maturity of 7.7 years. A portion of the investment portfolio is comprised of callable agency and municipal notes, as well as callable trust preferred securities which have a variety of call options available to the issuer at predetermined dates. The investment portfolio's yield is enhanced by the addition of callable securities, due to the issuer's flexibility in repricing their funding source, while creating reinvestment risk to the Company. At December 31, 2003, $61.9 million, or 59.0% of the total investment portfolio was callable.

INVESTMENT PORTFOLIO. The following table sets forth certain information regarding the carrying and market values of the Company's investment portfolio at the dates indicated (in thousands):

                                                                          At December 31,
                                               ---------------------------------------------------------------------
                                                         2003                    2002                    2001
                                               ---------------------   ---------------------   ---------------------
                                               Amortized     Market    Amortized     Market    Amortized     Market
                                                 Cost         Value       Cost        Value       Cost       Value
                                               ---------    --------   ---------    --------   ---------    --------
Investment securities available for sale:
  U.S. Government and Agency obligations ....   $ 52,915    $ 52,808    $ 53,904    $ 55,037    $ 26,999    $ 27,014
  State and municipal obligations ...........     14,135      14,855      11,811      12,659      14,029      14,029
  Corporate obligations .....................     26,785      27,452      35,418      35,420      60,330      59,357
  Equity securities .........................     11,187      11,344      10,953      11,103       8,051       7,588
                                                --------    --------    --------    --------    --------    --------
    Total investment securities
      available for sale ....................   $105,022    $106,459    $112,086    $114,219    $109,409    $107,988
                                                ========    ========    ========    ========    ========    ========

The table below sets forth certain information regarding the contractual maturities, amortized costs, market values, and weighted average yields for the Company's investment portfolio at December 31, 2003. Investments in equity securities, which have no contractual maturities, are excluded from this table.

(Dollars in thousands)
                                                                     At December 31, 2003
                           ---------------------------------------------------------------------------------------------------------
                                                More than         More than
                               One Year          One Year         Five Years      More than
                                or Less       to Five Years      to Ten Years     Ten Years                   Total
                           ---------------- ---------------- ----------------- ----------------  -----------------------------------
                            Amor-  Weighted  Amor-  Weighted  Amor-   Weighted  Amor-  Weighted   Average   Amor-           Weighted
                           tized   Average   tized  Average   tized   Average   tized   Average  Maturity   tized   Market   Average
                            Cost    Yield     Cost   Yield     Cost    Yield     Cost    Yield   in Years    Cost    Value   Yield
                           ------  -------- ------- -------- -------  -------- ------- --------  --------  -------  ------- --------
Investment securities
 available for sale:
  U.S. Government and
    Agency obligations ... $   --     --%   $43,931  3.84%   $ 8,984   4.10%   $    --     --%     4.79    $52,915  $52,808   3.88%
  State and municipal
    obligations ..........    331   3.67      2,122  6.00      9,840   5.42      1,842   3.59      7.88     14,135   14,855   5.23
  Corporate obligations ..  2,994   7.54      8,719  7.44      2,031   6.68     13,041   6.15     13.50     26,785   27,452   6.77
                           ------   ----    -------  ----    -------   ----    -------   ----     -----    -------  -------   ----
  Total investment
    securities available
    for sale ............. $3,325   7.15%   $54,772  4.50%   $20,855   4.97%   $14,883   5.83%     7.74    $93,835  $95,115   4.91%
                           ======   ====    =======  ====    =======   ====    =======   ====     =====    =======  =======   ====

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

        DEPOSITS. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of fixed-term fixed-rate certificates, passbook and statement savings, money market, Individual Retirement Accounts ("IRAs") and Negotiable Order of Withdrawal ("NOW") accounts. The flow of deposits is significantly influenced by general economic conditions, changes in money market and prevailing interest rates and competition. The Company's deposits are typically obtained from the areas in which its offices are located. The Company relies primarily on customer service and long-standing relationships to attract and retain these deposits. At December 31, 2003, $128.2 million, or 9.6%, of the Company's deposit balance consisted of IRAs. Also at that date, $295.0 million, or 22.0%, of the Company's deposit balances consisted of accounts with balances greater than or equal to $100,000. Currently, the Company does not accept brokered deposits.

        At December 31, 2003, certificate accounts in amounts of $100,000 or more mature as follows (in thousands):


                 Maturity period                         Amount
                 ------------------------------------   -------
                 Three months or less ...............   $21,943
                 Over 3 through 6 months ............    15,343
                 Over 6 through 12 months ...........    15,814
                 Over 12 months .....................    22,560
                                                        -------
                        Total .......................   $75,660
                                                        =======

        The following table sets forth the distribution of the Company's average accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented (dollars in thousands):

                                                                  For the Year Ended December 31,
                                       ---------------------------------------------------------------------------------------
                                                 2003                          2002                          2001
                                       --------------------------    --------------------------   ----------------------------
                                         Average       Average         Average       Average        Average        Average
                                         Balance        Rate           Balance        Rate          Balance          Rate
                                       ------------  ------------    ------------  ------------   -------------  -------------
Non-interest bearing deposits .......   $   76,245         --%        $   67,061         --%        $   53,394         --%
NOW and money market accounts .......      514,580       0.90            466,811       1.65            381,613       2.53
Savings accounts ....................      227,428       1.00            201,358       1.76            168,520       2.25
                                       ------------                  ------------                 -------------
   Sub-total ........................      818,253       0.84            735,230       1.53            603,527       2.23
Certificate accounts ................      569,349       2.57            628,535       3.37            660,120       5.11
                                       ------------                  ------------                 -------------
   Total average deposits ...........   $1,387,602       1.55%        $1,363,765       2.38%        $1,263,647       3.73%
                                       ============  ============    ============  ============   =============  =============


        BORROWINGS. The Company's policy has been to utilize borrowings as an alternate and/or less costly source of funds. The Company obtains advances from the FHLB-NY, which are collateralized by the capital stock of the FHLB-NY held by the Company and certain one-to-four family mortgage loans held by the Company. Advances from the FHLB-NY are made pursuant to varying terms, including interest rate, maturity, amortization and call options. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, for purposes other than withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. The maximum amount of FHLB-NY advances permitted to a member institution generally is reduced by borrowings from any other source. At December 31, 2003, the Company's FHLB-NY advances totaled $125.5 million, representing 6.3% of total liabilities.

        The Company also borrows funds via reverse repurchase agreements with the FHLB-NY and primary broker/dealers. At December 31, 2003, borrowings via reverse repurchase agreements with the FHLB-NY and approved primary broker/dealers collateralized by designated mortgage-backed and investment securities totaled $466.0 million, representing 23.6% of total liabilities.

        The Company also had an available overnight line-of-credit with the FHLB-NY for a maximum of $50.0 million at December 31, 2003.

        The following table sets forth certain information regarding the Company's borrowed funds on the dates indicated (dollars in thousands):

                                                   At or For the Year Ended
                                                         December 31,
                                               ---------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
FHLB-NY advances:
   Average balance outstanding ..............  $135,309    $151,145    $128,492
   Maximum amount outstanding at any
     month-end during the period ............   140,663     165,802     165,814
   Balance outstanding at end of period .....   125,500     140,663     165,814
   Weighted average interest rate
     during the period ......................      5.28%       5.09%       5.44%
   Weighted average interest rate at
     end of period ..........................      5.19%       5.24%       4.76%

Other borrowings:
   Average balance outstanding ..............  $461,738    $436,841    $367,182
   Maximum amount outstanding at any
     month-end during the period ............   481,000     461,000     425,000
   Balance outstanding at end of period .....   466,000     456,000     380,000
   Weighted average interest rate
     during the period ......................      4.70%       5.11%       5.59%
   Weighted average interest rate
     at end of period .......................      4.43%       4.97%       5.29%


SUBSIDIARY ACTIVITIES

        FSB FINANCIAL LLC. FSB Financial LLC is a wholly-owned subsidiary of the Bank and provides a line of fixed and variable rate annuity products, along with mutual funds and term life insurance. For the year ended December 31, 2003, FSB Financial LLC had net income of $222,000.

        SENTINEL INVESTMENT CORP. Sentinel Investment Corp. is a wholly-owned subsidiary of the Bank. Sentinel Investment Corp. serves as the parent company to 1000 Woodbridge Center Drive, Inc., a real estate investment trust, and derives all of its income from its investment in 1000 Woodbridge Center Drive, Inc.

        1000 WOODBRIDGE CENTER DRIVE, INC. 1000 Woodbridge Center Drive, Inc. is a majority-owned subsidiary of Sentinel Investment Corp. 1000 Woodbridge Center Drive, Inc. is a real estate investment trust and the majority of the Bank's mortgage loan portfolio is held by this subsidiary.

        FIRST SENTINEL CAPITAL TRUST I AND FIRST SENTINEL CAPITAL TRUST II. These entities are special purpose business trusts established for the purpose of issuing $25.0 million in preferred capital securities. The Company owns 100% of the common securities of each entity. Effective December 31, 2003, the Company adopted revised Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which requires the Company to deconsolidate these entities for financial reporting purposes. The impact of this deconsolidation is immaterial to the Company's financial condition and results of operations. See
Note 10 to the Company's Audited  Consolidated  Financial statements included in
Item 8 of this report.

PERSONNEL

        As of December 31, 2003, the Company had 280 full-time employees and 37 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

        BAD DEBT RESERVE. Retained earnings at December 31, 2003 and 2002, included approximately $18.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in Federal tax law. At December 31, 2003 and 2002, the Company had an unrecognized tax liability of $6.5 million with respect to this reserve. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

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

HOLDING COMPANY REGULATION

        Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL") to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the HOLA. Such election would result in its holding company being regulated as a savings and loan holding company by the OTS, rather than as a bank holding company by the Federal Reserve Board. The Bank made such election and received approval from the OTS to become a savings and loan holding company. The Company is regulated as a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) certain intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) on a monthly basis in at least 9 months out of each 12 month period. If First Savings fails the QTL test, First Sentinel must convert to a bank holding company. Additionally, First Savings must wait five years before applying to the OTS to regain its status as a "qualified thrift lender." As of December 31, 2003, the Bank maintained 84.7% of its portfolio assets in qualified thrift investments and had more than 80% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2003, thereby qualifying under the QTL test.

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

        The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

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

        The FDIC adopted a regulation, effective April 1, 2002, that established minimum regulatory capital requirements for equity investments in non-financial companies. The regulation applies a series of marginal capital charges that range from 8% to 25% depending upon the size of the aggregate equity investment portfolio of the banking organization relative to its Tier 1 capital. The capital charge would be applied by making a deduction, which would be based on the adjusted carrying value of the equity investment from the organization's Tier 1 capital. This capital requirement has not had a material adverse effect upon the Company's operations. However, management will have to take this requirement into consideration should the Company, at some point in the future, decide to invest in non-financial companies.

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

        Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any written agreement, order or directive by the OTS to meet a specific capital level. As of December 31, 2003, First Sentinel was considered "well capitalized" by the OTS.

        INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Bank are presently insured by SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. The assessment rates for the Bank's SAIF-assessable deposits are zero basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. SAIF-assessed deposits are also subject to assessments for payments on the bonds issued in the late 1980's by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank's total expense in 2003 for the assessment for deposit insurance and the FICO payments was $225,000.

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

        FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances. The Bank, as a member of the FHLB-NY, is currently required to purchase and hold shares of capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; or (ii) 5% (or such greater fraction as established by the FHLB) of its outstanding advances from the FHLB. The Company is in compliance with these requirements. Pursuant to regulations promulgated by the FHFB, as required by Gramm-Leach, the FHLB-NY has adopted a capital plan that will change the foregoing minimum stock ownership requirements for FHLB-NY stock. Under the new capital plan, each member of the FHLB-NY will have to maintain a minimum investment in FHLB-NY capital stock in an amount equal to the sum of (i) the greater of $1,000 or 0.20% of the member's mortgage-related assets and (ii) 4.50% of the dollar amount of any outstanding advances under such member's Advances, Collateral Pledge and Security Agreement with the FHLB-NY. The FHLB-NY, however, has postponed the implementation of the new capital plan, and the new implementation date has not yet been determined.

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

        TRANSACTIONS WITH AFFILIATES OF FIRST SAVINGS. First Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act ("FRA"), as well as additional limitations as may be adopted by the Director of the OTS. These provisions, among other things, prohibit or limit a savings banks from extending credit to, or entering into certain transactions with, its affiliates (which for First Savings would include First Sentinel) and principal stockholders, directors and executive officers of First Savings.

        Effective April 1, 2003, the Federal Reserve Board ("FRB") rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. Regulation W made various changes to certain interpretations regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

        The OTS issued a final rule, effective as of October 6, 2003, which conforms the OTS's regulations on transactions with affiliates to Regulation W. In addition, the rule implements additional restrictions imposed on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The final rule also includes certain specific exemptions from these prohibitions. The final rule is applicable to First Savings by virtue of the election made by First Savings to be treated as a savings association for purposes of the savings and loan holding company provisions of HOLA. The FRB and the OTS expect each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the final OTS rule. We do not expect that the changes made by Regulation W and the final OTS rule will have a material adverse effect on the Company's business.

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

ANTI-MONEY LAUNDERING AND CUSTOMER IDENTIFICATION

        First Savings is subject to FDIC regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT Act"). The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

        Title III of the USA PATRIOT Act and the related FDIC regulations impose the following requirements with respect to financial institutions:

o       Establishment of anti-money laundering programs.

o       Establishment   of  a  program   specifying   procedures  for  obtaining
identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

o       Establishment  of  enhanced  due  diligence  policies,   procedures  and
controls designed to detect and report money laundering.

o Prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

The FDIC adopted interim final rules implementing the USA PATRIOT Act in 2002 and adopted final rules implementing the customer identification requirements on May 9, 2003. The final rule became effective June 9, 2003, however, financial institutions had until October 1, 2003 to come into compliance with such final rule. Compliance with the regulations adopted under the USA PATRIOT Act did not have a material adverse impact on our financial condition or results of operations.

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

        NEW JERSEY HOME OWNERSHIP SECURITY ACT OF 2002. On May 1, 2003, Governor James E. McGreevey signed into law the New Jersey Home Ownership Security Act of 2002 (the "Predatory Lending Law"). The Predatory Lending Law, which became effective on November 28, 2003, prohibits certain abusive lending practices generally considered to constitute predatory lending in connection with certain home loan mortgages, and gives the Department enhanced enforcement powers to exercise a board range of remedies designed to both protect borrowers and penalize lenders for abusive lending practices. In addition, the Predatory Lending Law imposes specific conditions which must be satisfied before a financial institution may originate certain home loan mortgages. First Savings has not originated any loans that would have been prohibited by the Predatory Lending Law and does not expect the enactment of the Predatory Lending Law to have a material adverse effect on its business.

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

ITEM 2.  PROPERTIES

         The Company conducts its business through its main office and 21 full service branch offices, all located in central New Jersey. The following table sets forth certain information concerning the main office and each branch office of the Company at December 31, 2003. The aggregate net book value of the Company's premises and equipment was $15.9 million at December 31, 2003.


                                         Date Leased                Leased
   Location                              or Acquired               or Owned
 -----------------                    -----------------         --------------
   MAIN OFFICE:
   339 State Street                          4/29                    Owned
   Perth Amboy, NJ 08861(1)

   CORPORATE HEADQUARTERS:                   5/94                    Owned
   1000 Woodbridge Center Drive
   Woodbridge, NJ 07095

   BRANCH OFFICES:
   213 Summerhill Road                       8/97                   Leased
   East Brunswick, NJ 08816
   980 Amboy Avenue                          6/74                    Owned
   Edison, NJ 08837
   2100 Oak Tree Road                        4/84                    Owned
   Edison, NJ 08820
   206 South Avenue                          9/91                    Owned
   Fanwood, NJ 07023
   33 Lafayette Road                         4/84                   Leased
   Fords, NJ 08863
   3044 Highway 35 S.                        1/91                   Leased
   Hazlet, NJ 07730
   301 Raritan Avenue                        5/98                    Owned
   Highland Park, NJ 08904
   101 New Brunswick Avenue                  6/76                   Leased
   Hopelawn, NJ 08861
   1220 Green Street                        11/84                    Owned
   Iselin, NJ  08830
   599 Middlesex Avenue                      1/95                   Leased
   Metuchen, NJ  08840
   1580 Rt. 35 South                         4/95                   Leased
   Middletown, NJ 07748
   97 North Main Street                      1/95                    Owned
   Milltown, NJ 08850
   225 Prospect Plains Road                  7/76                    Owned
   Monroe Township, NJ 08512
   3889 Rt. 516                              4/03                   Leased
   Old Bridge, NJ  08857
   100 Stelton Road                          9/91                   Leased
   Piscataway, NJ  08854
   600 Washington Avenue                     7/71                    Owned
   South Amboy, NJ 08879
   6 Jackson Street                          8/65                    Owned
   South River, NJ 08882
   371 Spotswood - Englishtown Road          5/98                    Owned
   Spotswood, NJ 08884
   325 Amboy Avenue                          1/70                    Owned
   Woodbridge, NJ  07095
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        First Sentinel Bancorp, Inc. common stock trades on the Nasdaq Stock Market under the symbol "FSLA." Newspaper financial sections list the stock as FSLA or FSentBc. At March 1, 2004, 26,268,402 shares of the Company's outstanding common stock were held of record by approximately 2,523 persons or entities, not including the number of persons or entities holding stock in nominee or stock name through various brokers or banks. The following table sets forth high and low bid prices per share of the Company's common stock, as reported on the Nasdaq National Market, as well as dividends paid, for the periods indicated.

                             2003                            2002
                  --------------------------------------------------------------
                                       Dividends                       Dividends
                   High       Low      paid        High       Low      paid
                  --------------------------------------------------------------
Fourth quarter    $21.54    $17.58     $0.105     $14.96    $12.71     $0.095
Third quarter      17.88     15.57      0.105      14.67     12.90      0.095
Second quarter     16.11     14.03      0.105      15.58     13.04      0.095
First quarter      14.95     13.82      0.105      13.55     12.05      0.075

        The Company also paid a regular quarterly cash dividend of $0.105 per common share on February 27, 2004 to stockholders of record as of the close of business on February 13, 2004. The Company's Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, depending on the Company's earnings, financial condition and other factors.

        The Company is subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of the Company's net assets (the amount by which total assets exceed total liabilities) over the Company's statutory capital (which is equal to the aggregate par value of the outstanding shares of capital stock). If there is no such excess, dividends are limited to the Company's net profits for the current and/or immediately preceding fiscal year.

        The Company's payment of dividends is dependent, in large part, upon receipt of dividends from the Bank. The Bank is subject to certain restrictions which may limit its ability to pay dividends to the Company. See Item 1, "Business - Regulation and Supervision." Also see Item 1, "Business - Federal and State Taxation" for an explanation of the tax impact of the unlikely event that the Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes; (2) redeems its stock; or (3) liquidates.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data and selected operating data should be read in conjunction with the consolidated financial statements of the Company and accompanying notes thereto, which are presented elsewhere herein.


                                                                                            December 31,
                                                                 ------------------------------------------------------------------
                                                                    2003          2002          2001          2000          1999
                                                                 ----------    ----------    ----------    ----------    ----------
                                                                                      (Dollars in thousands)
SELECTED FINANCIAL DATA:
Total assets .................................................   $2,204,670    $2,261,479    $2,142,734    $1,972,080    $1,907,139
Loans receivable, net ........................................    1,210,721     1,201,210     1,242,779     1,184,802     1,016,116
Investment securities available for sale .....................      106,459       114,219       107,988       234,970       213,590
Other interest-earning assets (1) ............................       80,875        65,085        40,541        40,693        37,175
Mortgage-backed securities available for sale ................      722,794       790,562       642,716       447,022       575,159
Deposits .....................................................    1,339,858     1,387,986     1,315,264     1,219,336     1,213,724
Borrowed funds ...............................................      591,500       596,663       545,814       505,955       422,000
Subordinated debentures (2) ..................................       25,774            --            --            --            --
Preferred capital securities (2) .............................           --        25,000        25,000            --            --
Stockholders' equity .........................................      227,574       211,572       221,703       214,630       238,700
                                                                 ------------------------------------------------------------------

                                                                                       Year Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                    2003          2002          2001          2000          1999
                                                                 ----------    ----------    ----------    ----------    ----------
                                                                          (Dollars in thousands, except per share data)
SELECTED OPERATING DATA:
Interest income ..............................................   $  108,959    $  126,002    $  133,585    $  136,789    $  123,388
Interest expense .............................................       50,393        62,421        74,684        78,872        65,006
                                                                 ----------    ----------    ----------    ----------    ----------
    Net interest income ......................................       58,566        63,581        58,901        57,917        58,382
Provision for loan losses ....................................           --         1,310           650         1,441         1,650
                                                                 ----------    ----------    ----------    ----------    ----------
    Net interest income after provision for loan losses ......       58,566        62,271        58,251        56,476        56,732
Non-interest income (3) ......................................        9,703         6,543         4,455         2,269         3,631
Non-interest expense (4) .....................................       37,736        31,058        27,205        26,634        24,556
                                                                 ----------    ----------    ----------    ----------    ----------
    Income before income tax expense .........................       30,533        37,756        35,501        32,111        35,807
Income tax expense ...........................................       12,197        12,852        11,016        10,414        12,155
                                                                 ----------    ----------    ----------    ----------    ----------
     Net income ..............................................   $   18,336    $   24,904    $   24,485    $   21,697    $   23,652
                                                                 ==========    ==========    ==========    ==========    ==========

Basic earnings per share .....................................   $     0.71    $     0.90    $     0.84    $     0.67    $     0.62
                                                                 ==========    ==========    ==========    ==========    ==========
Diluted earnings per share ...................................   $     0.69    $     0.88    $     0.82    $     0.66    $     0.60
                                                                 ==========    ==========    ==========    ==========    ==========
Dividends per share ..........................................   $     0.42    $     0.36    $     0.30    $     0.24    $     0.37
                                                                 ==========    ==========    ==========    ==========    ==========
Dividend payout ratio ........................................        59.78%        40.43%        36.19%        36.13%        59.88%
                                                                 ==========    ==========    ==========    ==========    ==========

                                                                                 At or For the Year Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                    2003          2002          2001          2000          1999
                                                                 ----------    ----------    ----------    ----------    ----------
SELECTED FINANCIAL RATIOS:
Return on average assets (3) (4) .............................         0.81%         1.12%         1.21%         1.11%         1.25%
Return on average stockholders' equity (3) (4) ...............         8.83         11.11         10.92          9.77          8.07
Average stockholders' equity to average assets ...............         9.22         10.06         11.09         11.32         15.53
Stockholders' equity to total assets .........................        10.32          9.36         10.35         10.88         12.52
===================================================================================================================================

(1)  Includes federal funds sold and investment in the stock of the FHLB-NY.

(2) The Company adopted revised FASB Interpretation No. 46 on December 31, 2003, which required the deconsolidation of its investments in First Sentinel Capital Trust I and II. See Note 10 to the Company's Audited Consolidated Financial Statements included in Item 8 of this report.

(3) Includes the effect of the sale of the Lawrenceville branch that realized a $2.4 million gain, or $1.6 million net of tax, in 2003.

(4) Includes the effect of non-tax deductible merger-related charges totaling $4.3 million in 2003 in connection with entering into a definitive agreement to merge with PFS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this report that are not historical fact are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may be characterized as management's intentions, hopes, beliefs, expectations or predictions of the future. It is important to note that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Factors that could cause future results to vary materially from current expectations include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, real estate values, loan loss provisions, competition, customer retention; changes in accounting principles, policies or guidelines; legislative and regulatory changes; and the inability to complete the merger with PFS as and when expected. The Company has no obligation to update any forward-looking statements at any time.

PENDING MERGER WITH PROVIDENT FINANCIAL SERVICES, INC.

On December 22, 2003, the Company entered into a definitive agreement to merge into PFS in a cash and stock transaction valued at approximately $642.0 million. Under the terms of the agreement, 60% of the Company's common stock will be converted into PFS stock and the remaining 40% will be converted into cash. The Company's stockholders will have the option to receive for each share of the Company's common stock held either 1.092 shares of PFS common stock, $22.25 of cash, or some combination thereof, subject to an election and allocation procedure as set forth in the merger agreement. The merger agreement has been approved by the directors of both PFS and the Company. The transaction, which is expected to close in June 2004, is subject to customary closing conditions, including regulatory approvals and the approval of the Company's shareholders and PFS's shareholders. The merger agreement requires the Company to pay PFS a termination fee of $24.0 million if the agreement is terminated under certain circumstances following the Company's receipt of a superior acquisition proposal.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2003, which are included in Item 8 of this report, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is reviewed quarterly with the Audit Committee and the Board of Directors.

The allowance for loan losses is established through a provision for loan losses based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the loan portfolio, giving consideration to the size and composition of the portfolio, review of individual loans for adverse situations that may affect the borrowers' ability to repay, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.


The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessments of economic and regulatory conditions are subject to assumptions and judgments by management. The allowance could differ materially as a result of changes in these assumptions and judgments.

These evaluations are inherently subjective because, even though they are based on objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance. Therefore, the Company periodically reviews the actual performance and charge-off of its portfolio and compares that to the previously determined allowance coverage percentages. In doing so, the Company evaluates the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to the assumptions and analyses.

Actual results could differ from the Company's estimates as a result of changes in economic or market conditions. Changes in estimates could result in a material change in the allowance for loan losses. While the Company believes that the allowance for loan losses has been established and maintained at levels adequate to reflect the risks inherent in its loan portfolio, future increases may be necessary if economic or market conditions decline substantially from the conditions that existed at the time of the initial determinations.

EXECUTIVE SUMMARY

Net income for the year ended December 31, 2003 was $18.3 million, or $0.69 per diluted share, compared with $24.9 million, or $0.88 per diluted share for the year ended December 31, 2002. Return on average equity was 8.83% for 2003, compared with 11.11% for 2002, while the return on average assets was 0.81% for 2003 compared with 1.12% for 2002. Results for the year ended December 31, 2003 were impacted by non-tax deductible merger-related charges totaling $4.3 million, or $0.16 per diluted share, in connection with the Company's pending merger with PFS, as well as an after-tax gain of $1.6 million, or $0.06 per diluted share, recognized on the sale of one of the Bank's branch offices to another financial institution. Interest rates remained at historic lows throughout 2003, resulting in net interest margin compression and constraining balance sheet growth as mortgage-related assets refinanced and prepaid and the Company sold longer-term fixed-rate assets to maintain its asset sensitive interest rate risk position.


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND DECEMBER 31, 2002

ASSETS. Total assets decreased by $56.8 million, or 2.5%, to $2.2 billion at December 31, 2003. The decrease in assets was primarily a result of the Company's decision not to pursue growth at historically low interest rate levels, reductions in assets due to refinancings and prepayments of loans and mortgage-backed securities ("MBS"), and the sale of certain longer-term fixed-rate assets originated at historically low interest rate levels to manage interest rate risk under rising rate scenarios. The change in assets consisted primarily of decreases in MBS and investment securities available for sale, partially offset by increases in cash and cash equivalents and loans receivable.

MBS available for sale decreased $67.8 million, or 8.6%, to $722.8 million at December 31, 2003, from $790.6 million at December 31, 2002. The decrease was primarily due to principal repayments and sales of $409.1 million and $230.0 million, respectively, exceeding purchases of $586.8 million for 2003. Accelerated principal repayments on MBS were attributable to the historically low interest rate environment and the resultant refinance activity in the underlying mortgage loans. This prepayment activity also resulted in accelerated amortization of premiums paid on MBS. Purchases consisted primarily of MBS issued by U.S. government-sponsored agencies. At December 31, 2003, approximately 66% of the Company's MBS had adjustable rates and the MBS portfolio had a modified duration of 1.8 years.

Investment securities available for sale decreased $7.8 million, or 6.8%, to $106.5 million as of December 31, 2003, from $114.2 million at December 31, 2002. For 2003, purchases totaled $81.5 million, while sales, calls and maturities totaled $88.5 million. Purchases during 2003 consisted primarily of debt securities issued by the U.S. government and government-sponsored agencies.

Cash and cash equivalents increased $9.9 million, or 15.0%, to $75.8 million as of December 31, 2003, from $65.9 million at December 31, 2002, primarily as a result of proceeds realized from the sale of MBS and investment securities available for sale as the Company repositioned portions of its securities portfolio to better manage interest rate risk and improve future returns. The Company intends to prudently deploy investable funds in a manner which does not expose it to significant interest rate or market risk.

Loans receivable, net totaled $1.2 billion at December 31, 2003, an increase of $9.5 million, or 0.8%, from December 31, 2002. Loan originations totaled $736.4 million for 2003, compared to $623.5 million for 2002. The increase in loan originations in 2003, compared with 2002, was largely attributable to the prolonged, historically low interest rate environment experienced throughout 2003. Fixed-rate, one-to-four family first mortgage loan originations totaled $228.1 million, or 31.0% of total production, while adjustable-rate, one-to-four family mortgage loans accounted for $137.1 million, or 18.6% of total originations for 2003. Consumer loan originations, including home equity loans and credit lines, totaled $158.8 million, or 21.6% of total originations, while construction lending totaled $142.7 million, or 19.4% of total originations. Commercial real estate, commercial and multi-family loan originations totaled $69.8 million, or 9.5% of total originations. Mortgage loans purchased totaled $29.8 million in 2003, compared with $27.6 million in 2002. Loans purchased were primarily adjustable-rate, one-to-four family mortgages underwritten internally, with rates higher than those currently offered by the Company.

Repayment of principal on loans totaled $690.1 million for 2003, compared to $644.7 million for 2002. Included in the repayment of principal on loans, mortgage loan refinancing totaled $169.4 million for 2003, compared with $110.6 million for 2002, reflecting the low interest rate environment. The Company also sold $67.2 million of primarily fixed-rate, one-to-four family mortgage loans during 2003 as part of its ongoing interest rate risk management process. At December 31, 2003, one-to-four family mortgage loans comprised 61.8% of total loans receivable, net of loans in process, while commercial real estate, multi-family and construction loans comprised 28.0%, and home equity loans accounted for 9.3% of the loan portfolio. In comparison, at December 31, 2002, one-to-four family mortgage loans comprised 68.9% of total loans receivable, net of loans in process, while commercial real estate, multi-family and construction loans comprised 21.0%, and home equity loans accounted for 9.1% of the loan portfolio. The Company intends to continue to prudently expand its non-residential mortgage lending activities while maintaining its underwriting standards and commitment to community-based lending. While management intends to continue emphasizing the origination of loans, the future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company.


LIABILITIES. Deposits decreased $48.1 million, or 3.5%, to $1.3 billion at December 31, 2003. In December 2003, the Company sold its Lawrenceville, New Jersey branch, which held $38.8 million in deposits, to another financial institution. Including the impact of the branch sale, core deposits, consisting of checking, savings and money market accounts, increased $37.4 million, or 4.8%, while certificates of deposit declined $85.5 million, or 14.2%. Checking accounts increased $22.4 million at December 31, 2003 compared with December 31, 2002, while money market accounts increased $11.0 million and savings accounts increased $4.0 million. The increase in core deposits was primarily attributable to focused sales efforts throughout the Company's retail distribution network. The decrease in certificates of deposit occurred primarily in the one-year and six-month maturity categories, and was part of a concerted effort to prudently price deposit products and reduce overall funding costs, while developing and maintaining core relationships. At December 31, 2003, core deposits accounted for 61.4% of total deposits, up from 56.6% at December 31, 2002. The Company intends to continue its emphasis on core deposit relationships, differentiating itself through exemplary service and comprehensive product offerings.

Other liabilities decreased $20.2 million, or 65.9%, to $10.4 million at December 31, 2003. The decrease was primarily attributable to the reclassification of a $17.4 million deferred compensation obligation from liabilities to stockholders' equity as a result of an amendment of the Bank's Directors' Deferred Fee Plan ("DDFP"), effective October 1, 2003, to require that all future distributions be made in First Sentinel Common Stock. As a result of the DDFP amendment, the obligation related to the market value of Company stock held in the underlying rabbi trust for the DDFP was reclassified as a deferred compensation equity instrument, with no further changes in the fair value of the common stock required to be recognized as a periodic charge or credit to compensation cost.

STOCKHOLDERS' EQUITY. Stockholders' equity increased $16.0 million for 2003. The increase was a result of net income of $18.3 million, the reclassification of a $17.4 million deferred compensation obligation from liabilities to stockholders' equity as a result of the amendment of the DDFP, proceeds from the exercise of stock options, net amortization of benefit plans and related tax benefits totaling $9.6 million, partially offset by $12.7 million of common stock repurchases, cash dividends totaling $11.0 million, and a decrease in accumulated other comprehensive income of $5.7 million as a result of the decrease in market values of investment securities and MBS available for sale, net of related tax benefit. The Company repurchased 871,000 common shares at an average cost per share of $14.26 in 2003. Book value and tangible book value per share were $8.35 and $8.21, respectively, at December 31, 2003, compared to $7.71 and $7.54, respectively, at December 31, 2002.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

RESULTS OF OPERATIONS. For the year ended December 31, 2003, basic and diluted earnings per share totaled $0.71 and $0.69, respectively, compared with basic and diluted earnings per share of $0.90 and $0.88, respectively, for the year ended December 31, 2002. Net income for 2003 totaled $18.3 million, compared with net income of $24.9 million for 2002. Return on average equity was 8.83% for 2003, compared with 11.11% for 2002. Return on average assets was 0.81% for 2003, compared with 1.12% for 2002.

2003 results included $4.3 million, or $0.16 per diluted share, of non-tax deductible charges in connection with the Company's pending merger with PFS, as well as an after-tax gain of $1.6 million, or $0.06 per diluted share, recognized on the sale of one of the Bank's branch offices to another financial institution.

INTEREST INCOME. Interest income decreased $17.0 million, or 13.5%, to $109.0 million for 2003, compared to $126.0 million for 2002. Interest on loans decreased $10.9 million, or 12.9%, to $73.3 million for 2003, compared to $84.2 million for 2002. This decrease was due to a $34.1 million decrease in the average balance of the loan portfolio from 2002, to $1.2 billion for the year ended December 31, 2003, and the decline in the average yield on the portfolio to 5.96% for 2003, from 6.67% for 2002. The decline in yield was attributable to cash flows from loan prepayments being replaced by new loans with lower market yields and adjustable-rate loans repricing to lower current interest rates. The majority of the Company's adjustable-rate loans adjust by a maximum of 2.00% per year. The decline in the average balance of the loan portfolio was primarily due to refinancings and prepayments of 1-4 family mortgage loans, partially offset by growth in construction and commercial real estate loans.

Interest on investment and other securities and MBS available for sale decreased $6.2 million, or 14.7%, to $35.6 million for 2003, compared to $41.8 million for 2002. This decrease was primarily attributable to a decline in the average yield on the investment securities and MBS portfolio to 3.84% for 2003 from 4.70% for 2002, partially offset by an increase in the average balance of investment securities and MBS available for sale to $928.3 million for 2003, compared with an average balance of $888.1 million for 2002. The decline in yield was attributable to the reinvestment of cash flows from the repayment and prepayment of MBS and called or matured securities at lower market interest rates throughout 2003, as well as related premium amortization and downward repricing of variable rate investments.

INTEREST EXPENSE. Interest expense decreased $12.0 million, or 19.3%, to $50.4 million for 2003, compared to $62.4 million for 2002. The majority of the decrease was attributable to interest expense on deposits, which decreased $10.9 million, or 33.7%, to $21.5 million for 2003, compared to $32.5 million for 2002. The average balance of interest-bearing checking, savings and money market accounts increased $73.8 million, or 11.1%, for 2003 compared with 2002, primarily as a result of focused sales efforts throughout the Company's retail distribution network, while the average rate paid on these deposits decreased 76 basis points to 0.93% as a result of declining market interest rates. Average non-interest bearing deposits grew $9.2 million, or 13.7%, to $76.2 million for 2003, compared with 2002. The average balance of certificates of deposit declined $59.2 million, or 9.4%, for the year ended December 31, 2003, compared with 2002, as a result of the Company's continued efforts to reduce reliance on certificates as a primary funding vehicle and continue to promote core deposit relationships, while the average rate paid on certificates decreased 80 basis points to 2.57% due to declining market interest rates. The ratio of average core deposits to total average deposits improved to 59.0% for 2003, from 53.9% for 2002.

Interest on borrowed funds for 2003 decreased $1.1 million, or 3.7%, to $28.9 million, compared to $30.0 million for 2002. The average cost of borrowed funds declined to 4.83% for 2003, from 5.10% for 2002, while average borrowings for 2003 increased to $597.0 million, from $588.0 million for 2002.

NET INTEREST INCOME. Net interest income decreased $5.0 million, or 7.9%, to $58.6 million for 2003, compared to $63.6 million for 2002. The decrease was due to the changes in interest income and interest expense described previously. See also the "Average Balance Sheet" and "Rate/Volume Analysis" included in Item 1 of this report. Changes in earning asset yields and interest-bearing liability costs reflect the sustained historically low interest rate environment including additional rate reductions in 2003, as the Federal Reserve reduced the federal funds target rate from 1.75% at January 1, 2002 to 1.00% at December 31, 2003. Net interest spread, defined as the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased 14 basis points to 2.41% in 2003, from 2.55% in 2002. This decrease was due to a decrease in the yield on interest-earning assets to 5.05% for 2003, from 5.86% in 2002, partially offset by a decrease in the cost of interest-bearing liabilities to 2.64% from 3.31% for the same respective periods. Earning asset yields declined faster than the cost of interest-bearing liabilities as a result of the Company's asset sensitive interest rate risk position, and the record level of refinancing and prepayment activity resulting from historically low market interest rates. The net interest margin, defined as net interest income divided by average total interest-earning assets, decreased 25 basis points to 2.71% in 2003, compared to 2.96% in 2002. The decline in net interest margin was primarily attributable to the decline in earning asset yields resulting from loan refinancings and prepayments of loans and MBS, with resulting cash flows being reinvested at lower market rates.

PROVISION FOR LOAN LOSSES. As a result of stable loan portfolio size and asset quality, the Company did not record a provision for loan losses during 2003, compared to $1.3 million in provisions for 2002.

The provision for loan losses was based upon management's review and evaluation of the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, general market and economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the existence and net realizable value of the collateral and guarantees securing the loans. Total non-performing loans totaled $1.8 million, or 0.15% of loans at both December 31, 2003 and 2002. The allowance for loan losses represented 1.04% of total loans, net of in-process loans, or 6.99 times non-performing loans at December 31, 2003, compared with 1.06% of total loans, or 7.27 times non-performing loans at December 31, 2002. In management's opinion, the allowance for loan losses, totaling $12.8 million, was adequate to cover losses inherent in the portfolio at December 31, 2003.

NON-INTEREST INCOME. Non-interest income increased $3.2 million, or 48.3%, to $9.7 million for 2003, from $6.5 million for 2002. The increase primarily was due to a $2.4 million gain on the sale of one of the Bank's branch offices to another financial institution, a $450,000 increase in fee and service charge income compared with 2002, and a $300,000 increase in net gains on sales of loans and securities compared with 2002. The increase in fee and service charge income was a result of prepayment penalties on commercial mortgage loans, growth in the assessable customer base and the implementation of new fee and service charge levels in the second half of 2002, following a periodic review of fee structures. The increase in net gains on sales of loans and securities was primarily attributable to an increase in securities sales as a result of interest rate risk management needs given the sustained historically low interest rate environment. Securities sales are dependent on market conditions, projections of future price performance and interest rate movements and interest rate risk management and cash flow requirements.

NON-INTEREST EXPENSE. Non-interest expense increased $6.7 million, or 21.5%, to $37.7 million for 2003, compared to $31.1 million for 2002. This increase was primarily due to the incurrence in December 2003 of $4.3 million of merger-related expenses, consisting of investment banking and legal fees and costs under certain employee benefit agreements, in connection with the pending merger with PFS. Through the closing of the transaction, additional investment banking fees of $5.1 million as well as an undetermined amount of professional fees and payments due under employment contracts and severance agreements are expected to be incurred.

In addition, compensation and benefits expense increased $2.6 million for 2003 compared with 2002, primarily as a result of non-cash compensation expense related to the DDFP and the Bank's Employee Stock Ownership Plan ("ESOP") as a result of appreciation in the Company's stock price. For the year ended December 31, 2003, DDFP expense increased $1.5 million compared with 2002 and ESOP expense increased $356,000 over 2002. The Company amended the structure and operation of the DDFP effective October 1, 2003. As a result of the amendment, no further changes in the fair value of the common stock held in the underlying rabbi trust for the DDFP are required to be recognized as a periodic charge or credit to compensation costs.

INCOME TAX EXPENSE. The increase in the Company's effective tax rate to 39.9% for 2003, from 34.0% for 2002, was primarily attributable to the recognition of $4.3 million in non-deductible merger-related charges in 2003.

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

Fiscal 2002 results were adversely affected by two events precipitated by alleged acts of fraud and/or misrepresentation. As previously reported on Form 8-K, the Company recorded an impairment charge totaling $1.2 million, or $0.04 per diluted share, net of tax, related to the liquidation of WorldCom, Inc. corporate bonds. In addition, the Company substantially increased its provision for loan losses during the year due to a $1.4 million charge-off on a participation loan to an insurance premium financier. At December 31, 2002, both of these items were fully resolved with no remaining related balances recorded in the Company's consolidated financial statements.

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

Interest on investment and other securities and MBS available for sale decreased $2.1 million, or 4.8%, to $41.8 million for 2002, compared to $43.9 million for 2001. The average balance of investment securities and MBS available for sale totaled

$888.1 million, with an average yield of 4.70% for 2002, compared with an average balance of $735.6 million, with an average yield of 5.97% for 2001. The decline in yield was attributable to the reinvestment of cash flows from the repayment and prepayment of MBS and called or matured securities at lower market interest rates throughout 2002, as well as the downward repricing of variable rate investments.

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

NET INTEREST INCOME. Net interest income increased $4.7 million, or 8.0%, to $63.6 million for 2002, compared to $58.9 million for 2001. The increase was due to the changes in interest income and interest expense described previously. Changes in earning asset yields and interest-bearing liability costs reflect downward interest rate movements throughout 2001 and 2002, as the Federal Reserve moved to reduce the federal funds rate twelve times, from 6.5% at January 1, 2001 to 1.25% at December 31, 2002. Net interest spread increased ten basis points to 2.55% in 2002, from 2.45% in 2001. This increase was due to a decrease in the cost of interest-bearing liabilities to 3.31% for 2002, from 4.38% in 2001, partially offset by a decrease in the yield on interest-earning assets to 5.86%, from 6.83% for the same respective periods. The net interest margin decreased five basis points to 2.96% in 2002, compared to 3.01% in 2001. The decline in net interest margin is attributable to the rapid decline in earning asset yields resulting from loan refinancings and prepayments of loans and MBS, with resulting cash flows being reinvested at lower market rates. The purchase of $25.0 million of Bank Owned Life Insurance ("BOLI") in June 2001, contributed to earnings and return on equity growth but reduced interest-earning assets and related net interest income, thereby adversely impacting net interest margin. BOLI is classified in Other assets on the statement of financial condition and related income is classified as non-interest income. Common stock repurchases totaling $36.0 million during 2002 further reduced earning assets and impacted net interest margin.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $660,000 to $1.3 million for 2002, compared to $650,000 for 2001. The increased provision was largely attributable to a $1.4 million charge against the allowance for loan losses recorded in June 2002, relating to a participation loan to an insurance premium financier. This charge-off was precipitated by alleged acts of fraud and/or misrepresentation. The Company has received payment in full settlement of the remaining loan balance and has no further exposure to this item. At December 31, 2002, the Company held no other insurance premium financing loans, nor did it have any other loans similar to this loan wherein the primary collateral is a surety bond.

Total non-performing loans totaled $1.8 million, or 0.15% of loans at December 31, 2002 and 2001. The allowance for loan losses represented 1.06% of total loans, net of in-process loans, or 7.27 times non-performing loans at December 31, 2002, compared with 1.03% of total loans, or 6.99 times non-performing loans at December 31, 2001.

NON-INTEREST INCOME. Non-interest income increased $2.1 million, or 46.9%, to $6.5 million for 2002, from $4.5 million for 2001. The Company recorded fee and service charge income of $3.9 million in 2002, compared with $2.4 million in 2001. The increase was a result of prepayment penalties on commercial mortgage loans, growth in the assessable customer base and the implementation of new fee and service charge levels in the second half of 2002, following a periodic review of fee structures. Income attributable to the increase in cash surrender value of BOLI, purchased in June 2001, amounted to $1.5 million for 2002, compared with $791,000 for 2001.

NON-INTEREST EXPENSE. Non-interest expense increased $3.9 million, or 14.2%, to $31.1 million for 2002, compared to $27.2 million for 2001. The increase was attributable to distributions on preferred capital securities issued in November 2001, which totaled $2.0 million for 2002, compared with $194,000 for 2001. In addition, compensation and benefits expense grew $1.9 million as a result of increased healthcare and other benefit costs, including costs associated with the retirement of the Company's former CEO in December 2002, and non-cash compensation expense related to the Bank's ESOP and DDFP as a result of appreciation in the Company's stock price.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is a measure of its ability to generate sufficient cash flows to meet all of its current and future financial obligations and commitments. The Company's primary sources of funds are deposits; proceeds from principal and interest payments on loans and MBS; sales of loans, MBS and investment securities available for sale; maturities or calls of investment securities; and advances from the Federal Home Loan Bank of New York ("FHLB-NY") and other borrowed funds. While maturities and scheduled amortization of loans and MBS are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of loans. During 2003, 2002 and 2001, the Company originated loans in the amounts of $736.4 million, $623.5 million and $486.6 million, respectively. The Company also purchases loans, MBS and investment securities. Purchases of mortgage loans totaled $29.8 million, $27.6 million and $19.1 million in 2003, 2002 and 2001, respectively. Purchases of MBS totaled $586.8 million, $585.1 million and $549.1 million in 2003, 2002 and 2001, respectively. Purchases of investment securities totaled $81.5 million, $75.8 million and $59.3 million for 2003, 2002 and 2001, respectively.

The investing activities were funded primarily by principal repayments on loans and MBS of $1.1 billion, $920.2 million and $545.7 million for 2003, 2002 and 2001, respectively. Additionally, proceeds from sales, calls and maturities of mortgage-backed and investment securities totaling $319.3 million, $238.5 million and $407.8 million for 2003, 2002 and 2001, respectively, provided additional liquidity. Liquidity was also provided by proceeds from sales of loans totaling $67.1 million, $46.6 million and $46.6 million for 2003, 2002 and 2001, respectively.

The Company has several other sources of liquidity, including FHLB-NY advances. At December 31, 2003, such advances totaled $125.5 million, of which none are due in 2004. If necessary, the Company has additional borrowing capacity with the FHLB-NY, including an available overnight line of credit of up to $50.0 million. The Company also had other borrowings that provided additional liquidity, totaling $466.0 million at December 31, 2003, $71.0 million of which are contractually due in 2004. Other sources of liquidity include unpledged investment and mortgage-backed securities available for sale, with a market value totaling $376.3 million at December 31, 2003.

The Company's primary uses of funds include the payment of common stock dividends, payment of principal and interest on its debt obligations and repurchases of common stock. First Sentinel's ability to pay dividends, service its debt obligations and repurchase common stock is dependent, in large part, upon receipt of dividends from the Bank. The Bank is subject to certain restrictions which may limit its ability to pay dividends to First Sentinel. See
Item 1, "Business - Regulation and Supervision."

The Company anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2003, the Company had commitments to originate and purchase mortgage loans of $143.8 million. The Company is obligated to pay $1.9 million under its lease agreements for branch and administrative facilities, of which $464,000 is due in 2004. Certificates of deposit scheduled to mature in one year or less totaled $376.1 million at December 31, 2003. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in and are not recorded in the Company's consolidated financial statements. The Company's off-balance sheet arrangements consist primarily of lending commitments, operating lease commitments and letters of credit.

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company's exposure to credit risk is represented by the contractual amount of the instruments.

Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes. The leases generally have rent escalation provisions based upon certain defined indexes.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer fails to perform or defaults on a payment to the third party, the Company would have to perform under the guarantee. Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Borrowed funds include fixed-term borrowings from the Federal Home Loan Bank and reverse repurchase agreements. The borrowings have defined terms and under certain circumstances are callable at the option of the lender.

Subordinated debentures represent debentures issued by the Company to First Sentinel Capital Trust I and II, which were formed in connection with the issuance of preferred capital securities.


       The following table shows the contractual obligations of the Company by expected payment period as of December 31, 2003. Further discussion of these commitments is included in Notes 9, 10 and 14 to the Consolidated Financial Statements.

                                                                          MORE
                                         LESS THAN     1-3       3-5      THAN
 CONTRACTUAL OBLIGATION          TOTAL    ONE YEAR    YEARS     YEARS    5 YEARS
-----------------------------  --------   --------   -------   -------   -------
Lending commitments .......... $315,237   $315,237  $     --  $     --  $     --
Operating lease commitments ..    1,929        464       687       378       400
Standby letters of credit ....    1,316        429       137       750        --
Borrowed funds ...............  591,500     71,000   251,000   109,500   160,000
Subordinated debentures ......   25,774         --        --        --    25,774


IMPACT OF  INFLATION  AND CHANGING PRICES

The consolidated financial statements and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company seeks to minimize the vulnerability of its operations to changes in interest rates. The Company's Board of Directors reviews the Company's interest rate risk position quarterly. The Company's Asset/Liability Committee is comprised of the Company's senior management under the direction of the Board of Directors, with senior management responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company's net interest income, the market value of the Company's earning assets and costing liabilities, the effect that changes in interest rates will have on the Company's financial condition and results of operations and its exposure limits.

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

The greater the potential change, positive or negative, in NII or EVE, the more interest rate risk is assumed to exist within the institution. The following table lists the Company's percentage change in NII and EVE assuming an immediate increase of up to 200 basis points from the level of interest rates at December 31, 2003 and 2002, as calculated by the Company. The Company does not anticipate a significant decline in interest rates from December 31, 2003 levels.

 CHANGE IN INTEREST RATES   PERCENTAGE CHANGE IN NII  PERCENTAGE CHANGE IN EVE
     IN BASIS POINTS       -------------------------- --------------------------
       (RATE SHOCK)            2003          2002         2003          2002
-------------------------- ------------  ------------ ------------  ------------
           +200                 16             4           -4             4
           +100                 10             3           -1             1
          Static                --            --           --            --

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

The results of the IRR analysis described above depict the Company's asset sensitive position at December 31, 2003. This asset sensitivity is expected to decline somewhat in the coming months, as management anticipates that near-term cash flows from loan and MBS refinancing and prepayments will diminish. The
Company has managed its IRR position with a rising rate bias at December 31, 2003, as management believes the interest rate and economic cycle have bottomed. Accordingly, IRR model results at December 31, 2003 under rising rate scenarios are favorable. All results presented are within Board-approved risk management limits.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Disclosure relating to market risk is included in Item 7 hereof.

ITEM 8. FINANCIAL STATEMENTS

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share amounts)

                                                             December 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

ASSETS
Cash and due from banks ...........................  $    16,007    $    21,695
Federal funds sold ................................       59,800         44,250
                                                     -----------    -----------
   Total cash and cash equivalents ................       75,807         65,945
Federal Home Loan Bank of New York
  (FHLB-NY) stock, at cost ........................       21,075         20,835
Investment securities available for sale,
   at fair value ..................................      106,459        114,219
Mortgage-backed securities available for sale,
   at fair value ..................................      722,794        790,562
Loans receivable, net .............................    1,210,721      1,201,210
Interest and dividends receivable .................        9,282         11,055
Premises and equipment, net .......................       15,160         15,882
Core deposit intangibles ..........................        3,730          4,568
Other assets ......................................       39,642         37,203
                                                     -----------    -----------
   Total assets ...................................  $ 2,204,670    $ 2,261,479
                                                     ===========    ===========
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ..........................................  $ 1,339,858    $ 1,387,986
Borrowed funds ....................................      591,500        596,663
Subordinated debentures ...........................       25,774             --
Advances by borrowers for taxes and insurance .....        9,519          9,615
Other liabilities .................................       10,445         30,643
                                                     -----------    -----------
   Total liabilities ..............................    1,977,096      2,024,907
                                                     -----------    -----------

Commitments and contingencies (Note 14)

Company-obligated mandatorily redeemable
  preferred capital securities of a
  subsidiary trust holding solely junior
  subordinated debentures of the Company ..........           --         25,000
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock; authorized 10,000,000 shares;
  issued and outstanding - none ...................           --             --
Common stock, $.01 par value, 85,000,000 shares
  authorized; 43,106,742 and 27,251,064 shares
  issued and outstanding in 2003 and 43,106,742
  and 27,444,098 shares issued and outstanding
  in 2002 .........................................          430            430
Paid-in capital ...................................      208,523        205,915
Retained earnings .................................      166,902        161,453
Accumulated other comprehensive income ............        4,059          9,776
Common stock acquired by the Employee
  Stock Ownership Plan (ESOP) .....................       (8,486)        (9,404)
Common stock acquired by the Recognition and
  Retention Plan (RRP) ............................         (280)        (1,032)
Treasury stock (14,748,818 and 14,586,591 common
  shares in 2003 and 2002, respectively) ..........     (150,571)      (145,480)
Common stock acquired by the Directors' Deferred
  Fee Plan (DDFP) (978,985 and 977,930 common
  shares in 2003 and 2002, respectively) ..........       (2,768)        (2,412)
DDFP Transition Differential ......................       (7,674)        (7,674)
Deferred compensation - DDFP ......................       17,439             --
                                                     -----------    -----------
     Total stockholders' equity ...................      227,574        211,572
                                                     -----------    -----------
     Total liabilities and stockholders' equity ...  $ 2,204,670    $ 2,261,479
                                                     ===========    ===========


See accompanying notes to the consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

                                                   Year Ended December 31,
                                           -------------------------------------
                                               2003         2002         2001
                                           -----------  -----------  -----------

INTEREST INCOME:
  Loans .................................. $    73,333  $    84,219  $    89,678
  Investment and other and mortgage-backed
    securities available for sale ........      35,626       41,783       43,907
                                           -----------  -----------  -----------
     Total interest income ...............     108,959      126,002      133,585
                                           -----------  -----------  -----------

INTEREST EXPENSE:
 Deposits:
   NOW and money market ..................       4,621        7,725        9,654
   Savings ...............................       2,267        3,543        3,790
   Certificates of deposit ...............      14,645       21,189       33,764
                                           -----------  -----------  -----------
     Total interest expense - deposits ...      21,533       32,457       47,208
  Borrowed funds .........................      28,860       29,964       27,476
                                           -----------  -----------  -----------
     Total interest expense ..............      50,393       62,421       74,684
                                           -----------  -----------  -----------
     Net interest income .................      58,566       63,581       58,901
  Provision for loan losses ..............          --        1,310          650
                                           -----------  -----------  -----------
     Net interest income after provision
       for loan losses ...................      58,566       62,271       58,251
                                           -----------  -----------  -----------

NON-INTEREST INCOME:
  Fees and service charges ...............       4,342        3,892        2,416
  Net gain on sales of loans
    and securities .......................         825          525          587
  Income on Bank Owned Life
    Insurance (BOLI) .....................       1,563        1,499          791
  Gain on sale of branch and deposits ....       2,442           --           --
  Other, net .............................         531          627          661
                                           -----------  -----------  -----------
     Total non-interest income ...........       9,703        6,543        4,455
                                           -----------  -----------  -----------

NON-INTEREST EXPENSE:
  Compensation and benefits ..............      21,152       18,542       16,648
  Occupancy ..............................       2,449        2,259        2,255
  Equipment ..............................       1,574        1,695        1,698
  Advertising ............................         802          983        1,062
  Federal deposit insurance premium ......         225          234          235
  Amortization of core deposit
    intangibles ..........................         838          843          848
  Distributions on preferred
    capital securities ...................       1,875        1,978          194
  General and administrative .............       4,507        4,524        4,265
  Merger-related expense .................       4,314           --           --
                                           -----------  -----------  -----------
     Total non-interest expense ..........      37,736       31,058       27,205
                                           -----------  -----------  -----------

     Income before income tax expense ....      30,533       37,756       35,501

Income tax expense .......................      12,197       12,852       11,016
                                           -----------  -----------  -----------

     Net income .......................... $    18,336  $    24,904  $    24,485
                                           ===========  ===========  ===========

Basic earnings per share ................. $      0.71  $      0.90  $      0.84
                                           ===========  ===========  ===========

Diluted earnings per share ............... $      0.69  $      0.88  $      0.82
                                           ===========  ===========  ===========
Weighted average shares
  outstanding - Basic ....................  25,706,054   27,630,380   29,313,479
                                           ===========  ===========  ===========

Weighted average shares
  outstanding - Diluted ..................  26,698,962   28,401,420   29,998,256
                                           ===========  ===========  ===========

--------------------------------------------------------------------------------
See accompanying notes to the consolidated financial statements.
--------------------------------------------------------------------------------

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

                                                       ACCUMULATED
                                                          OTHER
                                                         COMPRE-  COMMON    COMMON            COMMON     DDFP    DEFERRED  TOTAL
                                                         HENSIVE   STOCK    STOCK             STOCK   TRANSITION  COMPEN-  STOCK-
                               COMMON  PAID-IN  RETAINED  INCOME  ACQUIRED ACQUIRED TREASURY ACQUIRED   DIFFER-   SATION  HOLDERS'
                               STOCK   CAPITAL  EARNINGS  (LOSS)  BY ESOP   BY RRP   STOCK   BY DDFP    ENTIAL     DDFP    EQUITY
                               ==================================================================================================
Balance at December 31, 2000 .. $430  $203,950  $131,773 $(8,534) $(11,238) $(2,788)  $(89,508) $(1,781) $(7,674) $    --  $214,630

Comprehensive income:
  Net income for the year
    ended December 31, 2001 ...   --        --    24,485      --        --       --         --       --       --       --    24,485
  Other comprehensive income:
    Unrealized holding gains
      arising during the period
      (net of tax of $6,014) ..   --        --        --  11,115        --       --         --       --       --       --    11,115
    Reclassification adjustment
      for gains in net income
      (net of tax of $(218)) ..   --        --        --    (403)       --       --         --       --       --       --      (403)
                                                                                                                          ---------
Total comprehensive income ....                                                                                              35,197
                                                                                                                          ---------
Cash dividends declared
  ($0.30 per share) ...........   --        --    (8,861)     --        --       --         --       --       --       --    (8,861)
Exercise of stock options .....   --        --      (238)     --        --       --      1,164       --       --       --       926
Tax benefit on stock options
  and awards ..................   --       394        --      --        --       --         --       --       --       --       394
Purchase and retirement of
  common stock ................   --      (110)       --      --        --       --         --       --       --       --      (110)
Purchases of treasury stock ...   --        --        --      --        --       --    (22,227)      --       --       --   (22,227)
Increase in cost of DDFP, net .   --        --        --      --        --       --         --     (351)      --       --      (351)
Amortization of RRP ...........   --        --        --      --        --      878         --       --       --       --       878
ESOP expense ..................   --       310        --      --       917       --         --       --       --       --     1,227

                               ----------------------------------------------------------------------------------------------------
Balance at December 31, 2001 ..  430   204,544   147,159   2,178   (10,321)  (1,910)  (110,571)  (2,132)  (7,674)      --   221,703

Comprehensive income:
  Net income for the year
    ended December 31, 2002 ...   --        --    24,904      --        --       --         --       --       --       --    24,904
  Other comprehensive income:
    Unrealized holding gains
      arising during the period
      (net of tax of $4,292) ..   --        --        --   7,921        --       --         --       --       --       --     7,921
    Reclassification adjustment
      for gains in net income
      (net of tax of $(174)) ..   --        --        --    (323)       --       --         --       --       --       --      (323)
                                                                                                                          ---------
Total comprehensive income ....                                                                                              32,502
                                                                                                                          ---------
Cash dividends declared
  ($0.36 per share) ...........   --        --   (10,068)     --        --       --         --       --       --       --   (10,068)
Exercise of stock options .....   --        --      (542)     --        --       --        846       --       --       --       304
Tax benefit on stock options
  and awards ..................   --     1,181        --      --        --       --         --       --       --       --     1,181
Purchase and retirement of
  common stock ................   --      (273)       --      --        --       --         --       --       --       --      (273)
Purchases of treasury stock ...   --        --        --      --        --       --    (35,755)      --       --       --   (35,755)
Increase in cost of DDFP, net .   --        --        --      --        --       --         --     (280)      --       --      (280)
Amortization of RRP ...........   --        --        --      --        --      878         --       --       --       --       878
ESOP expense ..................   --       463        --      --       917       --         --       --       --       --     1,380
                               ----------------------------------------------------------------------------------------------------

Balance at December 31, 2002 ..  430   205,915   161,453   9,776    (9,404)  (1,032)  (145,480)  (2,412)  (7,674)      --   211,572

Comprehensive income:
  Net income for the year
    ended December 31, 2003 ...   --        --    18,336      --        --       --         --       --       --       --    18,336
  Other comprehensive income:
    Unrealized holding losses
      arising during the period
      (net of tax of $(2,752)).   --        --        --  (5,166)       --       --         --       --       --       --    (5,166)
    Reclassification adjustment
      for gains in net income
      (net of tax of $(297)) ..   --        --        --    (551)       --       --         --       --       --       --      (551)
                                                                                                                          ---------
Total comprehensive income ....                                                                                              12,619
                                                                                                                          ---------
Cash dividends declared
  ($0.42 per share) ...........   --        --   (10,961)     --        --       --         --       --       --       --   (10,961)
Exercise of stock options .....   --       (53)   (1,926)     --        --       --      7,222       --       --       --     5,243
Tax benefit on stock options
  and awards ..................   --     1,916        --      --        --       --         --       --       --       --     1,916
Purchase and retirement of
  common stock ................   --      (237)       --      --        --       --         --       --       --       --      (237)
Purchases of treasury stock ...   --        --        --      --        --       --    (12,429)      --       --       --   (12,429)
Increase in cost of DDFP, net .   --        --        --      --        --       --         --     (356)      --       17      (339)
Amendment of DDFP .............   --        --        --      --        --       --         --       --       --   17,422    17,422
RRP shares granted ............   --        96        --      --        --     (212)       116       --       --       --        --
Amortization of RRP ...........   --        68        --      --        --      964         --       --       --       --     1,032
ESOP expense ..................   --       818        --      --       918       --         --       --       --       --     1,736
                               ----------------------------------------------------------------------------------------------------

Balance at December 31, 2003 .. $430  $208,523  $166,902  $4,059   $(8,486)   $(280) $(150,571) $(2,768) $(7,674) $17,439  $227,574
                               ====================================================================================================

See accompanying notes to the consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                             Year Ended December 31,
                                                                                             ---------------------------------
                                                                                                2003        2002        2001
                                                                                             ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................................    $18,336     $24,904     $24,485
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation of premises and equipment ...............................................      1,415       1,416       1,353
     Amortization of core deposit intangibles .............................................        838         843         848
     ESOP expense .........................................................................      1,736       1,380       1,227
     Amortization of RRP ..................................................................      1,032         878         878
     DDFP expense .........................................................................      3,298       1,799       1,271
     Income on BOLI .......................................................................     (1,563)     (1,499)       (791)
     Provision for loan losses ............................................................         --       1,310         650
     Provision for losses on real estate owned ............................................         --          --           3
     Net gain on sales of loans and securities ............................................       (825)       (525)       (587)
     Loans originated for sale ............................................................    (67,131)    (41,655)    (51,968)
     Proceeds from sales of mortgage loans available for sale .............................     67,138      46,587      46,625
     Net (gain) loss on sales of real estate owned ........................................        (79)         10        (188)
     Net gain on sale of branch and deposits ..............................................     (2,442)         --          --
     Net loss on sales of premises and equipment ..........................................         --          --         102
     Net amortization of premiums and accretion of discounts and deferred fees ............      6,813       5,022       3,194
     Decrease in interest and dividends receivable ........................................      1,773         984       1,442
     Tax benefit on stock options and awards ..............................................      1,916       1,181         394
     (Decrease) increase in other liabilities .............................................     (1,110)       (526)        878
     (Increase) decrease in other assets ..................................................     (2,090)      5,732      (5,886)
                                                                                             ---------   ---------   ---------
         Net cash provided by operating activities ........................................     29,055      47,841      23,930
                                                                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales, calls and maturities of investment securities available for sale ...     89,481      71,440     193,199
  Proceeds from sales of mortgage-backed securities available for sale ....................    229,858     167,067     214,637
  Proceeds from sales of real estate owned ................................................        235         157         785
  Purchases of investment securities available for sale ...................................    (81,496)    (75,807)    (59,254)
  Purchases of mortgage-backed securities available for sale ..............................   (586,769)   (585,059)   (549,076)
  Principal payments on mortgage-backed securities ........................................    409,103     275,482     146,924
  Origination of loans ....................................................................   (669,297)   (581,893)   (434,666)
  Purchases of mortgage loans .............................................................    (29,816)    (27,633)    (19,099)
  Principal repayments on loans ...........................................................    690,109     644,674     398,735
  Purchase of FHLB-NY stock ...............................................................       (240)       (294)       (898)
  Purchase of BOLI ........................................................................         --          --     (25,000)
  Purchases of premises and equipment .....................................................     (1,032)     (1,284)     (1,563)
  Proceeds from sales of premises and equipment ...........................................        738          --         186
                                                                                             ---------   ---------   ---------
         Net cash provided by (used in) investing activities ..............................     50,874    (113,150)   (135,090)
                                                                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised .................................................................      5,243         304         926
  Cash dividends paid .....................................................................    (10,961)    (10,068)     (8,861)
  Net proceeds from issuance of preferred capital securities ..............................         --          --      24,171
  Sale of deposits ........................................................................    (36,812)         --          --
  Net (decrease) increase in deposits .....................................................     (9,273)     72,722      95,928
  Net decrease in short-term borrowed funds ...............................................         --          --     (25,000)
  Proceeds from borrowed funds ............................................................     55,000     117,000     325,000
  Repayment of borrowed funds .............................................................    (60,163)    (66,151)   (260,141)
  Net (decrease) increase in advances by borrowers for taxes and insurance ................        (96)       (120)        581
  Increase in cost of DDFP, net ...........................................................       (339)       (280)       (351)
  Purchases of treasury stock .............................................................    (12,429)    (35,755)    (22,227)
  Purchase and retirement of common stock .................................................       (237)       (273)       (110)
                                                                                             ---------   ---------   ---------
         Net cash (used in) provided by financing activities ..............................    (70,067)     77,379     129,916
                                                                                             ---------   ---------   ---------
         Net increase in cash and cash equivalents ........................................      9,862      12,070      18,756
Cash and cash equivalents at beginning of year ............................................     65,945      53,875      35,119
                                                                                             ---------   ---------   ---------
Cash and cash equivalents at end of year ..................................................  $  75,807   $  65,945   $  53,875
                                                                                             =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest ..............................................................................  $  51,203   $  62,147   $  75,543
    Income taxes ..........................................................................      5,300       9,863      16,377
  Non-cash investing and financing activities for the year:
    Increase in subordinated debentures ...................................................     25,774          --          --
    Increase in investment in unconsolidated subsidiary trusts ............................        774          --          --
    Decrease in preferred capital securities ..............................................    (25,000)         --          --
    Transfer of loans to real estate owned ................................................         84         197         385
                                                                                             =========   =========   =========

See accompanying notes to the consolidated financial statements.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the significant accounting policies used in preparation of the accompanying consolidated financial statements of First Sentinel Bancorp, Inc. and Subsidiaries (the "Company").

(A)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are comprised of the accounts of the Company and its wholly-owned subsidiaries, First Sentinel Capital Trust I, First Sentinel Capital Trust II, and First Savings Bank (the "Bank"); the Bank's wholly-owned subsidiaries, Sentinel Investment Corp. and FSB Financial LLC; and Sentinel Investment Corp.'s majority-owned subsidiary, 1000 Woodbridge Center Drive, Inc. First Sentinel Capital Trust I and First Sentinel Capital Trust II were deconsolidated at December 31, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Loans held for sale are carried at the lower of cost or market using the aggregate method. Valuation adjustments, if applicable, are reflected in current operations. Gains and losses on sales are recorded using the specific identification method. Management determines the appropriate classification of loans as either held for portfolio or held for sale at origination, in conjunction with the Company's overall asset/liability management strategy.

The majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio and real estate owned is susceptible to changes in market conditions in New Jersey.


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

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area; size and composition of the loan portfolio; review of individual loans for adverse situations; actual delinquency and loan loss experience; changes in the estimated net realizable value of underlying collateral and guarantees; and economic, operating, regulatory and other conditions beyond the Company's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

(J)  CORE DEPOSIT INTANGIBLES

Core deposit intangible premiums arising from the acquisition of deposits are amortized to expense over the expected life of the acquired deposit base using the straight-line method. Management periodically reviews the potential impairment of the core deposit intangible asset on a non-discounted cash flow basis to assess recoverability. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down, representing the carrying amount of the intangible asset which exceeds the present value of the estimated expected future cash flows, would be recorded as a period expense. Amortization of core deposit intangibles for the years ended December 31, 2003, 2002 and 2001, was $838,000, $843,000 and $848,000, respectively. Annual amortization for each of the subsequent 4.5 years is projected to approximate $838,000 per year.

(K)  BOLI

BOLI is accounted for using the cash surrender value method and is recorded at its realizable value. The change in net asset value is included in non-interest income.

(L)  PREMISES AND EQUIPMENT

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

(M)  INCOME TAXES

The Company accounts for income taxes according to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established against certain deferred tax assets when the collectibility of the deferred tax assets cannot be reasonably assured. Increases or decreases in valuation allowances are charged or credited to income tax expense (benefit).

(N)  EMPLOYEE BENEFIT PLANS

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

                                              2003          2002          2001
                                          --------------------------------------
Net income, as reported ................     $18,336       $24,904       $24,485
Add:  Stock-based employee
compensation expense included
in reported net income, net of
related tax effects (RRP awards) .......         671           571           571
Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method for all options
and RRP awards, net of related
tax effects ............................         696         1,328         1,313
                                          --------------------------------------
Pro forma net income ...................     $18,311       $24,147       $23,743
                                          ======================================

EARNINGS PER SHARE:
Basic - as reported ....................       $0.71         $0.90         $0.84
Basic - pro forma ......................        0.71          0.87          0.81

Diluted - as reported ..................       $0.69         $0.88         $0.82
Diluted - pro forma ....................        0.69          0.85          0.79

Stock earned under the Bank's ESOP is expensed at the then current fair market value when shares are committed to be released.

(O)  EARNINGS PER SHARE

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

(Dollars in thousands, except per share data):

                                           2003           2002           2001
                                       -----------    -----------    -----------
Net income                             $    18,336    $    24,904    $    24,485
                                       ===========    ===========    ===========
Basic weighted average
   common shares outstanding            25,706,054     27,630,380     29,313,479

Plus:
Dilutive DDFP shares                       244,746             --             --
Dilutive stock options                     720,417        705,621        611,853
Dilutive RRP awards                         27,745         65,419         72,924
                                       -----------    -----------    -----------
Diluted weighted average
  common shares outstanding             26,698,962     28,401,420     29,998,256
                                       ===========    ===========    ===========
Net income per common share:
Basic                                  $      0.71    $      0.90    $      0.84
Diluted                                       0.69           0.88           0.82

--------------------------------------------------------------------------------
(2)  PENDING MERGER

On December 22, 2003, the Company entered into a definitive agreement to merge into Provident Financial Services, Inc. ("PFS") in a cash and stock transaction valued at approximately $642.0 million. Under the terms of the agreement, 60% of the Company's common stock will be converted into PFS stock and the remaining 40% will be converted into cash. The Company's stockholders will have the option to receive for each share of the Company's common stock held either 1.092 shares of PFS common stock, $22.25 of cash, or some combination thereof, subject to an election and allocation procedure as set forth in the merger agreement. The merger agreement has been approved by the directors of both PFS and the Company. The transaction, which is expected to close in June 2004, is subject to customary closing conditions, including regulatory approvals and the approval of the Company's shareholders and PFS's shareholders. The Merger Agreement requires the Company to pay PFS a termination fee of $24.0 million if the Agreement is terminated under certain circumstances following the Company's receipt of a superior acquisition proposal.

At December 31, 2003, the Company had incurred professional fees and costs amounting to $4.3 million directly related to the merger agreement, comprised of investment banking and legal fees of $1.3 million and costs under certain employee benefit agreements of $3.0 million. (See Note 13.)

(3)  INVESTMENT SECURITIES

A summary of investment securities at December 31, 2003 and 2002 is as follows (in thousands):

                                                                                  2003
                                                          -----------------------------------------------------
                                                                           GROSS         GROSS       ESTIMATED
                                                           AMORTIZED    UNREALIZED    UNREALIZED       MARKET
                                                             COST          GAINS        LOSSES          VALUE
                                                          ----------    ----------    ----------     ----------
INVESTMENT SECURITIES AVAILABLE FOR SALE
U.S. Government and Agency obligations ...............    $   52,915    $      322    $     (429)    $   52,808
State and municipal obligations ......................        14,135           868          (148)        14,855
Corporate obligations ................................        26,785         1,185          (518)        27,452
Equity securities ....................................        11,187           550          (393)        11,344
                                                          ----------    ----------    ----------     ----------
    Total investment securities available for sale ...    $  105,022    $    2,925    $   (1,488)    $  106,459
                                                          ==========    ==========    ==========     ==========

                                                                                  2002
                                                          -----------------------------------------------------
                                                                           Gross         Gross        Estimated
                                                           Amortized    unrealized    unrealized       market
                                                             cost          gains        losses          value
                                                          ----------    ----------    ----------     ----------
Investment Securities Available For Sale
U.S. Government and Agency obligations ...............    $   53,904    $    1,133    $       --     $   55,037
State and municipal obligations ......................        11,811           848            --         12,659
Corporate obligations ................................        35,418         1,499        (1,497)        35,420
Equity securities ....................................        10,953           420          (270)        11,103
                                                          ----------    ----------    ----------     ----------
    Total investment securities available for sale ...    $  112,086    $    3,900    $   (1,767)    $  114,219
                                                          ==========    ==========    ==========     ==========

Gross unrealized losses and the estimated market value of investment securities available for sale aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 are as follows (in thousands):

                                                      Less than 12 months         12 months or longer                Total
                                                   ------------------------    ------------------------    ------------------------

                                                   Estimated                   Estimated                   Estimated
                                                   market        Unrealized    market        Unrealized    market        Unrealized
                                                   value         losses        value         losses        value         losses
                                                   ----------    ----------    ----------    ----------    ----------    ----------
U.S. government and Agency obligations             $   24,529    $     (429)   $       --    $       --    $   24,529    $     (429)
State and municipal obligations                         3,197          (148)           --            --         3,197          (148)
Corporate obligations                                   3,463           (31)        3,980          (487)        7,443          (518)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Subtotal-Debt securities                               31,189          (608)        3,980          (487)       35,169        (1,095)
Equity securities                                         177            --         3,608          (393)        3,785          (393)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Total temporarily impaired investment securities   $   31,366    $     (608)   $    7,588    $     (880)   $   38,954    $   (1,488)
                                                   ==========    ==========    ==========    ==========    ==========    ==========

The unrealized losses on debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The corporate obligations consist of trust preferred and debt issuances of other financial institutions, all of which carry investment grade debt ratings with the exception of one $1.3 million issue which is unrated due to the small size and limited liquidity of the issuance. This investment is in a $214,000 unrealized loss position at December 31, 2003, and has been in a continuous loss position for more than twelve months. The Company monitors the credit quality of all corporate debt issuers. Because the declines in estimated market value are attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

The unrealized loss on equity securities relates to holdings of FHLMC variable-rate preferred stock. Because the declines in estimated market value are attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold these investments until a market price recovery, these investments are not considered other than temporarily impaired.

The cost and estimated fair value of debt investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations at par value without prepayment penalties.

                                                                     Estimated
                                                      Amortized       market
   INVESTMENT SECURITIES AVAILABLE FOR SALE             cost           value
                                                       -------        -------
Due in:
  Less than one year ..........................        $ 3,325        $ 3,317
  One to five years ...........................         54,772         55,667
  Five to ten years ...........................         20,855         21,499
  Greater than ten years ......................         14,883         14,632
                                                       -------        -------
                                                       $93,835        $95,115
                                                       =======        =======


The realized gross gains and losses from sales are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    2003       2002       2001
                                                  -------    -------    -------
Gross realized gains ..........................   $ 1,126    $ 1,168    $ 1,061
Gross realized losses .........................      (128)    (2,830)      (696)
                                                  -------    -------    -------
                                                  $   998    $(1,662)   $   365
                                                  =======    =======    =======

Investment securities with an amortized cost of $7.0 million at December 31, 2003, are pledged as collateral for other borrowings. Pursuant to a collateral agreement with the FHLB-NY, all otherwise unpledged, qualifying investment securities, including those available for sale, are pledged to secure advances from the FHLB-NY (see Note 9).

(4)  MORTGAGE-BACKED SECURITIES

A summary of mortgage-backed securities at December 31, 2003 and 2002 is as follows (in thousands):

                                                                      2003
                                                --------------------------------------------------
                                                               GROSS        GROSS       ESTIMATED
                                                 AMORTIZED   UNREALIZED   UNREALIZED      MARKET
                                                   COST        GAINS        LOSSES        VALUE
                                                ----------   ----------   ----------    ----------
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

FHLMC .......................................   $  228,283   $    3,247   $     (206)   $  231,324
GNMA ........................................       15,134          525           --        15,659
FNMA ........................................      388,819        2,626       (1,635)      389,810
Collateralized mortgage obligations .........       85,740          512         (251)       86,001
                                                ----------   ----------   ----------    ----------
    Total mortgage-backed securities
      available for sale ....................   $  717,976   $    6,910   $   (2,092)   $  722,794
                                                ==========   ==========   ==========    ==========

                                                                      2002
                                                --------------------------------------------------
                                                               Gross        Gross        Estimated
                                                 Amortized   unrealized   unrealized      market
                                                    cost       gains        losses         value
                                                ----------   ----------   ----------    ----------
Mortgage-Backed Securities Available For Sale

FHLMC .......................................   $  327,450   $    6,263   $       (7)   $  333,706
GNMA ........................................       29,615        1,086           --        30,701
FNMA ........................................      300,668        4,746          (27)      305,387
Collateralized mortgage obligations .........      119,941          911          (84)      120,768
                                                ----------   ----------   ----------    ----------
    Total mortgage-backed securities
      available for sal$ ....................   $  777,674   $   13,006   $     (118)   $  790,562
                                                ==========   ==========   ==========    ==========


Collateralized mortgage obligations ("CMOs") issued by FHLMC, FNMA, GNMA and private interests amounted to $50.7 million, $27.8 million, $45,000 and $7.5 million, respectively, at December 31, 2003, and $64.9 million, $37.2 million, $1.8 million and $16.8 million, respectively, at December 31, 2002. The privately-issued CMOs have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all such securities are "AAA" rated by one or more nationally recognized securities rating agencies. The privately-issued CMOs are subject to certain credit-related risks normally not associated with U.S. Government and U.S. Government-sponsored Agency CMOs. Among such risks is the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the credit worthiness of the enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the CMO holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect the Company from losses.

Gross unrealized losses and the estimated market value of mortgage-backed securities available for sale aggregated by issuer and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 are as follows (in thousands):

                                  Less than 12 months          12 months or longer                Total
                                ------------------------     ------------------------    ------------------------

                                 Estimated                    Estimated                   Estimated
                                   market     Unrealized        market     Unrealized      market      Unrealized
                                   value        losses          value        losses         value        losses
                                ----------    ----------     ----------    ----------    ----------    ----------
FHLMC                           $   40,156    $     (206)    $       --    $       --    $   40,156    $     (206)
FNMA                               159,464        (1,635)            --            --       159,464        (1,635)
CMOs                                40,621          (251)            --            --        40,621          (251)
                                ----------    ----------     ----------    ----------    ----------    ----------
Total temporarily impaired
  mortgage-backed securities    $  240,241    $   (2,092)    $       --    $       --    $  240,241    $   (2,092)
                                ==========    ==========     ==========    ==========    ==========    ==========

The unrealized losses on mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are predominantly guaranteed by U.S. Government-sponsored agencies. It is expected that the securities would not be settled at a price less than the par value of the investment. Because the declines in estimated market value are attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

The realized gross gains and losses from sales are as follows (in thousands):

                                                Year Ended December 31,
                                       ----------------------------------------
                                          2003           2002           2001
                                       ----------     ----------     ----------
Gross realized gains ................  $    1,914     $    2,325     $      778
Gross realized losses ...............      (2,064)          (166)          (523)
                                       ----------     ----------     ----------
                                       $     (150)    $    2,159     $      255
                                       ==========     ==========     ==========

Mortgage-backed securities with an amortized cost of $601,000 at December 31, 2003, were pledged as collateral to secure deposits held for municipalities within the State of New Jersey. Mortgage-backed securities with an amortized cost of $439.5 million at December 31, 2003, were pledged as collateral for other borrowings. Pursuant to a collateral agreement with the FHLB-NY, all otherwise unpledged, qualifying mortgage-backed securities are pledged to secure advances from the FHLB-NY (see Note 9). The contractual maturities of mortgage-backed securities generally exceed ten years, however the effective lives are expected to be shorter due to prepayments of the underlying mortgages.


(5)  LOANS RECEIVABLE, NET

A summary of loans receivable at December 31, 2003 and 2002 is as follows (in thousands):


LOANS RECEIVABLE                                         2003           2002
                                                     -----------    -----------
  Real estate mortgages:
     One-to-four family ...........................  $   755,671    $   835,593
     Multi-family and commercial ..................      212,072        177,353
     Home equity ..................................      113,840        110,835
                                                     -----------    -----------
                                                       1,081,583      1,123,781
  Real estate construction ........................      205,244        139,228
  Other ...........................................        9,967         12,537
                                                     -----------    -----------
          Total loans receivable ..................    1,296,794      1,275,546
                                                     -----------    -----------
  Loans in process ................................      (74,557)       (62,137)
  Net unamortized premium and deferred
    origination costs .............................        1,252            631
  Allowance for loan losses .......................      (12,768)       (12,830)
                                                     -----------    -----------
                                                         (86,073)       (74,336)
                                                     -----------    -----------
          Loans receivable, net ...................  $ 1,210,721    $ 1,201,210
                                                     ===========    ===========


Loans receivable included loans held for sale totaling $777,000 and $563,000 at December 31, 2003 and 2002, respectively.

The Company serviced loans for others in the amount of $120.0 million, $106.1 million and $96.1 million at December 31, 2003, 2002 and 2001, respectively. Related servicing income earned on loans serviced for others totaled $261,000, $204,000 and $193,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Loans in the amount of $3.2 million and $3.7 million were outstanding to directors and executive officers of the Bank and their related interests at December 31, 2003 and 2002, respectively. During 2003, new extensions of credit totaled $250,000 while repayments by directors and executive officers of the Bank totaled $757,000. New extensions of credit consisted of one loan secured by residential property. The remaining loans to directors and executive officers of the Bank and their related interests consisted primarily of loans secured by mortgages on residential and commercial properties.

The Company has pledged, under a blanket assignment, its unpledged and qualifying mortgage portfolio to secure advances from the FHLB-NY (see Note 9).

A summary of non-performing assets at December 31, 2003 and 2002 is as follows (in thousands):


                                                               2003       2002
                                                           --------   --------
  Non-accrual loans ....................................   $  1,193   $  1,541
  Loans 90 days or more delinquent and still accruing ..        634        223
                                                           --------   --------
      Total non-performing loans .......................      1,827      1,764
  Real estate owned (included in Other assets) .........         --         72
                                                           --------   --------
      Total non-performing assets ......................   $  1,827   $  1,836
                                                           ========   ========


At December 31, 2003 and 2002, impaired loans totaled $807,000 and $518,000, respectively, for which allocations to the allowance for loan losses of $192,000 and $90,000 were identified at December 31, 2003 and 2002, respectively. The average balance of impaired loans during 2003, 2002 and 2001 was $387,000, $306,000 and $195,000, respectively.

If interest income on non-accrual and impaired loans had been current in accordance with their original terms, approximately $62,000, $118,000 and $130,000 of interest income for the years ended December 31, 2003, 2002 and 2001, respectively, would have been recorded. Interest income recognized on non-accrual and impaired loans totaled $16,000, $129,000 and $103,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans are classified as non-performing.

An analysis of the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

                                               2003        2002        2001
                                             --------    --------    --------
  Balance at beginning of year ...........   $ 12,830    $ 12,932    $ 12,341
  Provision charged to operations ........         --       1,310         650
                                             --------    --------    --------
                                               12,830      14,242      12,991
  Charge-offs ............................        (67)     (1,440)        (71)
  Recoveries .............................          5          28          12
                                             --------    --------    --------
  Balance at end of year .................   $ 12,768    $ 12,830    $ 12,932
                                             ========    ========    ========


(6)  INTEREST AND DIVIDENDS RECEIVABLE

A summary of interest and dividends receivable at December 31, 2003 and 2002 is as follows (in thousands):

                                                             2003       2002
                                                           --------   --------
  Loans ................................................   $  4,772   $  5,152
  Investment securities ................................      1,150      1,322
  Mortgage-backed securities ...........................      3,360      4,581
                                                           --------   --------
      Interest and dividends receivable ................   $  9,282   $ 11,055
                                                           ========   ========


(7)  PREMISES AND EQUIPMENT, NET

Premises and equipment at December 31, 2003 and 2002 are summarized as follows (in thousands):

                                                             2003       2002
                                                           --------   --------
  Land .................................................   $  4,088   $  4,435
  Buildings and improvements ...........................     13,801     14,146
  Leasehold improvements ...............................      1,585      1,288
  Furnishings, equipment and automobiles ...............     11,115      9,804
  Construction in progress .............................         19        621
                                                           --------   --------
      Total ............................................     30,608     30,294
  Accumulated depreciation and amortization ............    (15,448)   (14,412)
                                                           --------   --------
      Premises and equipment, net ......................   $ 15,160   $ 15,882
                                                           ========   ========

(8)  DEPOSITS

Deposits at December 31, 2003 and 2002 are summarized as follows (dollars in thousands):

                                                        2003                                         2002
                                      -----------------------------------------     -----------------------------------------

                                                       INTEREST       WEIGHTED                      Interest       Weighted
                                                         RATE         AVERAGE                         rate          average
                                         AMOUNT         RANGE           RATE           Amount        range           rate
                                      -----------    -----------    -----------     -----------    -----------    -----------
  Non-interest bearing demand ....    $    78,860             --%         --%       $    71,330             --%        --%
  NOW and money market ...........        526,773    0.25 - 1.29        0.80            501,024    0.75 - 1.36       1.15
  Savings ........................        217,000    0.75 - 2.15        0.90            212,959    1.24 - 2.43       1.38
  Certificates of deposit ........        517,225    0.50 - 7.72        2.31            602,673    0.90 - 7.72       2.97
                                      -----------                                   -----------
                                      $ 1,339,858       0 - 7.72%       1.35%       $ 1,387,986       0 - 7.72%      1.92%
                                      ===========    ===========    ===========     ===========    ===========    ===========

The scheduled maturities of certificates of deposit at December 31, 2003 are as follows (in thousands):

  One year or less .................................................  $376,050
  After one to two years ...........................................    50,050
  After two to three years .........................................    18,807
  After three to four years ........................................    27,931
  After four to five years .........................................     9,939
  After five years .................................................    34,448
                                                                      --------
                                                                      $517,225
                                                                      ========

Included in deposits at December 31, 2003 and 2002, are $295.0 million and $277.1 million of deposits of $100,000 and over, and $46,000 and $139,000, respectively, of accrued interest payable on deposits.


(9)  BORROWED FUNDS

FEDERAL HOME LOAN BANK-NEW YORK ADVANCES

Advances from the FHLB-NY at December 31, 2003 and 2002 are summarized as follows (dollars in thousands):

                                      2003                      2002
                            -------------------------  -------------------------
                                           WEIGHTED                   Weighted
                                            AVERAGE                   average
                                           INTEREST                   interest
  Maturity                      AMOUNT       RATE        Amount         rate
  --------                  ------------- -----------  ------------- -----------
    2003...................  $       --        --%     $   15,000       5.68%
    2005 ..................      45,000      5.15          45,000       5.15
    2006 ..................      35,000      4.68          35,000       4.68
    2007 ..................       5,500      7.32           5,663       7.32
    2009 ..................       5,000      5.52           5,000       5.52
    2011 ..................      35,000      5.37          35,000       5.37
                             ------------              -------------
                             $  125,500      5.19%     $  140,663       5.24%
                             ============ ===========  ============= ===========

The Company has entered into FHLB-NY advances that have all features that may be exercised by the FHLB-NY, at par, at predetermined dates. Such advances totaled $75.0 million and $100.0 million at December 31, 2003 and 2002, respectively. The maximum amount of FHLB-NY advances outstanding at any month-end was $140.6 million and $165.8 million during the years ended December 31, 2003 and 2002, respectively. The average amount of FHLB-NY advances outstanding during the years ended December 31, 2003 and 2002 was $135.3 million and $151.1 million, respectively. As of December 31, 2003 and 2002, all FHLB-NY advances had fixed rates.

Advances from the FHLB-NY were secured by pledges of FHLB-NY stock of $21.1 million and $20.8 million at December 31, 2003 and 2002, respectively, and a blanket assignment of the Company's unpledged, qualifying mortgage loans, mortgage-backed securities and investment securities. Such loans and securities remain under the control of the Company.

The Company had an available overnight line of credit with the FHLB-NY for a maximum of $50.0 million at December 31, 2003.

OTHER BORROWINGS

The following is a summary of reverse repurchase agreements at December 31, 2003 and 2002 (dollars in thousands):

                                      2003                       2002
                             ----------------------      -----------------------
                                           WEIGHTED                    Weighted
                                            AVERAGE                     average
                                           INTEREST                    interest
       Maturity               AMOUNT         RATE         Amount         Rate
       --------              --------      --------      --------      ---------
  2003 ...............       $     --          --%       $ 45,000         4.17%
  2004 ...............         71,000         4.10        126,000         5.03
  2005 ...............        116,000         4.43        126,000         4.76
  2006 ...............         55,000         4.54         48,000         4.84
  2007 ...............         12,000         3.93          6,000         4.89
  2008 ...............         92,000         3.89         35,000         5.09
  2009 ...............         30,000         5.64         30,000         5.64
  2010 ...............         75,000         4.79         25,000         6.47
  2011 ...............         15,000         5.07         15,000         5.07
                             --------                    --------
                             $466,000         4.43%      $456,000         4.97%
                             ========      ========      ========      =========

The maximum amount of other borrowings outstanding at any month-end during the years ended December 31, 2003 and 2002 was $481.0 million and $461.0 million, respectively. The average amount of other borrowings outstanding during the years ended December 31, 2003 and 2002 was $461.7 million and $436.8 million, respectively. Securities underlying other borrowings included mortgage-backed and investment securities, which had an amortized cost of $446.6 million and $471.0 million, with market values of $450.9 million and $480.7 million, at December 31, 2003 and 2002, respectively. The securities underlying the other borrowing agreements are under the Company's control. At December 31, 2003 and 2002, $315.0 million and $136.0 million, respectively, of other borrowings were callable at par, at defined dates and at the lender's discretion prior to the contractual maturity of the borrowings.

(10) SUBORDINATED DEBENTURES

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

In accordance with FIN 46R, the Company was required to deconsolidate its investments in First Sentinel Capital Trust I and II at December 31, 2003. The deconsolidation of these subsidiary trusts of the Company, which were formed in connection with the issuance of the preferred capital securities resulted in $25.0 million of preferred capital securities issued by the trusts being replaced on the Consolidated Statements of Financial Condition by the Company's $774,000 investment in common securities issued by the trusts and the $25.8 million of subordinated debentures that were issued by the Company to the trusts. Costs associated with the preferred capital securities recognized subsequent to December 31, 2003 shall be characterized as interest expense, rather than non-interest expense, as they had been through December 31, 2003.

(11) REGULATORY MATTERS

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

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

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

Management believes that, as of December 31, 2003, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent FDIC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2003 and 2002 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a "well capitalized" institution (dollars in thousands):

                                                   FDIC Requirements
                             -------------------------------------------------------------
                                                    Minimum capital    For classification
                                 Bank actual           adequacy        as well capitalized
                             -----------------     ----------------    -------------------
                              Amount     Ratio      Amount    Ratio     Amount      Ratio
                             --------    -----     -------    -----    --------     -----
    DECEMBER 31, 2003
-------------------------
LEVERAGE (TIER 1) CAPITAL    $203,771     9.18%    $88,775     4.00%   $110,969      5.00%
RISK-BASED CAPITAL:
     TIER 1 .............     203,771    18.29      44,567     4.00      66,851      6.00
     TOTAL ..............     216,539    19.43      89,134     8.00     111,418     10.00


    December 31, 2002
-------------------------
Leverage (Tier 1) capital    $180,768     8.03%    $90,054     4.00%   $112,568      5.00%
Risk-based capital:
     Tier 1 .............     180,768    16.86      42,892     4.00      64,338      6.00
     Total ..............     193,598    18.05      85,784     8.00     107,230     10.00

(12) INCOME TAXES

Income tax expense applicable to income for the years ended December 31, 2003, 2002 and 2001 consists of the following (in thousands):

                                       2003        2002        2001
                                     --------    --------    --------
         FEDERAL:
              Current ............   $ 12,431    $ 13,626    $ 12,667
              Deferred ...........       (673)     (1,431)     (1,716)
                                     --------    --------    --------
                                       11,758      12,195      10,951
                                     --------    --------    --------
         STATE:
              Current ............        439         657          65
              Deferred ...........         --          --          --
                                     --------    --------    --------
                                          439         657          65
                                     --------    --------    --------

                                     $ 12,197    $ 12,852    $ 11,016
                                     ========    ========    ========

A reconciliation between the effective income tax expense and the amount computed by multiplying the applicable statutory federal income tax rate for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

                                                 2003        2002        2001
                                               --------    --------    --------
Income before income taxes ..................  $ 30,533    $ 37,756    $ 35,501
Applicable statutory federal tax rate .......        35%         35%         35%
                                               --------    --------    --------
Computed "expected" federal income
  tax expense ...............................    10,687      13,215      12,425

Increase (decrease) in income tax
expense resulting from:
  State income taxes, net of
    federal benefit .........................       285         427          42
  Merger-related expenses ...................     1,510          --          --
  Income on BOLI ............................      (547)       (525)       (277)
  Change in NJ Net Operating Loss not used ..      (477)         --          --
  Change in NJ Alternative Minimum
    Assessment not used .....................      (425)       (469)         --
  Change in valuation allowance .............     2,469         880          --
  Change in other state deferred
    tax balances ............................    (1,567)         --          --
  Other items, net ..........................       262        (676)     (1,174)
                                               --------    --------    --------
                                               $ 12,197    $ 12,852    $ 11,016
                                               ========    ========    ========

The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (in thousands):

                                                            2003         2002
                                                          --------     --------
DEFERRED TAX ASSETS
Allowance for loan losses-book ........................   $  5,618     $  4,754
Postretirement medical benefits .......................        907          693
Tax depreciation less than book depreciation ..........        230          194
Retirement benefits ...................................      1,121        1,494
Stock awards ..........................................        189          163
Core deposit intangibles ..............................        594          500
NJ Alternative Minimum Assessment
  in excess of Corporation
  Business Tax ........................................        894          469
Deferred directors fees ...............................      5,896        4,445
NJ Net Operating Loss .................................        477           --
Other .................................................          1            2
                                                          --------     --------
    Gross deferred tax assets .........................     15,927       12,714
Valuation Allowance ...................................     (3,349)        (880)
                                                          --------     --------
    Total deferred tax assets .........................     12,578       11,834
                                                          --------     --------

DEFERRED TAX LIABILITIES
Unrealized gain on securities available for sale ......      2,196        5,245
Deferred loan origination fees and costs ..............        187          317
Other .................................................        255           55
                                                          --------     --------
     Total deferred tax liabilities ...................      2,638        5,617
                                                          --------     --------
        Net deferred tax asset ........................   $  9,940     $  6,217
                                                          ========     ========


Retained earnings at December 31, 2003 and 2002, included approximately $18.1 million for which no provision for income tax has been made. This amount represented an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in Federal tax law. At December 31, 2003 and 2002, the Company had an unrecognized tax liability of $6.5 million with respect to this reserve.

Included in other comprehensive income is income tax (benefit) expense attributable to net unrealized (losses) gains on securities available for sale in the amounts of $(3.0) million, $4.1 million and $5.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, income tax benefits of $1.9 million, $1.2 million, and $394,000 were recognized in stockholders' equity in 2003, 2002 and 2001, respectively, related to the exercise or disqualifying disposition of stock options and awards.

In 2003, the Company maintained a $3.3 million valuation allowance pertaining to certain state deferred tax assets which are not expected to be realized based upon projected future taxable income. Management has determined that it is more likely than not that it will realize the net deferred tax assets based upon the nature and timing of the items listed above. There can be no assurances, however, that there will be no significant differences in the future between taxable income and pretax book income if circumstances change. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.


(13) EMPLOYEE BENEFIT PLANS

The Company is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit plan. All employees who attain the age of 21 years and complete one year of service are eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants are vested 100% upon the completion of five years of service. Effective August 1, 2003, First Savings amended the plan to reduce the retirement benefit and close the plan to new participants hired on or after that date. Pension expense was $648,000, $602,000 and $384,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Financial Institutions Retirement Fund does not segregate its assets, liabilities or costs by participating employer. Therefore, disclosure of the accumulated and projected benefit obligations, plan assets and the components of annual pension expense attributable to the Company cannot be made.

The Company maintained a Supplemental Executive Retirement Plan ("SERP I"), which provided postemployment supplemental retirement benefits to certain officers of the Company. SERP I was a non-qualified employee benefit plan. In December 2003, SERP I was terminated and the benefits accrued thereunder were paid pursuant to change in control provisions triggered by the Company's entering into a definitive agreement to merge with PFS. The Company recognized $2.6 million as accelerated merger-related expense in conjunction with the termination of the plan.

The Company has a non-pension postretirement benefit plan ("Other Benefits"), which provides certain healthcare benefits to eligible employees hired prior to January 1, 1993. The plan is unfunded as of December 31, 2003, and the obligation is included in Other liabilities as an accrued postretirement benefit cost. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company does not believe it will need to amend its plan to benefit from the Act.

The following table shows the change in benefit obligation, the funded status for SERP I and Other Benefits, and accrued cost at December 31, 2003 and 2002 (dollars in thousands):

                                                        SERP I               OTHER BENEFITS
                                              -----------------------   -----------------------
                                                  2003         2002         2003         2002
                                              ----------   ----------   ----------   ----------
Benefit obligation at beginning of year ....  $    1,778   $    1,640   $    2,062   $    1,661
Service cost ...............................          35           27           81           62
Interest cost ..............................         112          110          138          119
Actuarial loss (gain) ......................         323            1           (8)         258
Benefits paid ..............................      (3,998)          --          (40)         (38)
Curtailments ...............................       1,742           --           --           --
Settlements ................................           8           --           --           --
                                              ----------   ----------   ----------   ----------
Benefit obligation at the end of the year ..  $       --   $    1,778   $    2,233   $    2,062
                                              ==========   ==========   ==========   ==========

Funded status ..............................  $       --   $   (1,778)  $   (2,233)  $   (2,062)
Unrecognized net actuarial loss ............          --          282          186          193
                                              ----------   ----------   ----------   ----------
Accrued benefit cost .......................  $       --   $   (1,496)  $   (2,047)  $   (1,869)
                                              ==========   ==========   ==========   ==========

                                                        SERP I               OTHER BENEFITS
                                              -----------------------   -----------------------
                                                  2003         2002         2003         2002
                                              ----------   ----------   ----------   ----------
Weighted average assumptions as of December 31:
Discount rate ..............................        6.25%        6.75%        6.25%        6.75%
Rate of compensation increase ..............        5.00%        5.00%

Net periodic cost for the years ended December 31, 2003, 2002 and 2001 includes the following components (in thousands):

                                                            SERP I                          OTHER BENEFITS
                                              ----------------------------------  ----------------------------------
                                                 2003        2002         2001       2003        2002        2001
                                              ----------  ----------  ----------  ----------  ----------  ----------
Service cost ...............................  $       35  $       27  $      117  $       81  $       62  $       61
Interest cost ..............................         112         110         100         138         119         123
Recognized settlement loss .................         613          --          --          --          --          --
Recognized curtailment loss ................       1,742          --          --          --          --          --
                                              ----------  ----------  ----------  ----------  ----------  ----------
Net periodic cost ..........................  $    2,502  $      137  $      217  $      219  $      181  $      184
                                              ==========  ==========  ==========  ==========  ==========  ==========

For measurement purposes, a ten percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004, grading down one percent per year for six years to an ultimate level of five percent per annum, compounded annually. Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

                                                          One Percentage Point
                                                        -----------------------
                                                         Increase     Decrease
                                                        ----------   ----------
Effect on total of service and interest
   cost components ..................................   $       52   $      (38)
Effect on Other Benefits obligation .................          467         (363)

The Company also maintains an incentive savings plan for eligible employees. Employees may make contributions to the plan of 2% to 15% of their compensation. For the first 6% of the employee's contribution, the Company contributes 25% of that amount to the employee's account. At the end of the plan year, the Company may make an additional contribution to the plan. The contributions under this plan were $107,000, $102,000 and $94,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company maintained an additional Supplemental Executive Retirement Plan ("SERP II"), which provided a participant the benefits that he would have received under the ESOP and the incentive savings plan if certain Internal Revenue Code benefit limitations did not apply. Upon normal retirement, the participant also would receive any benefits he would have received under the ESOP had he remained in service throughout the term of the ESOP loan and all unallocated shares in the ESOP that were acquired by an ESOP loan were allocated to ESOP participants. Vesting under SERP II was subject to a five year graded vesting schedule. The Company recognized expense related to SERP II totaling $412,000, $564,000 and $52,000 for the years ended December 31, 2003, 2002 and
2001, respectively. In December 2003, SERP II was terminated and the benefits accrued thereunder were paid pursuant to change in control provisions triggered by the Company's entering into a definitive agreement to merge with PFS. The Company recognized $395,000 in 2003 as accelerated merger-related expense in conjunction with the termination of the plan. Expense incurred in 2002 included $519,000 in supplemental benefits accrued in connection with the normal retirement of the Company's former President and CEO.

RECOGNITION AND RETENTION PLAN

The Company maintains a Recognition and Retention Plan ("RRP") for the benefit of directors, officers and key employees. In 1998, the Board of Directors and stockholders approved the granting of 662,014 shares as awards under the 1998 Stock-Based Incentive Plan ("1998 Plan"). As of December 31, 2003, the Company had granted 662,014 shares under the 1998 Plan. In 2003, the Board of Directors and stockholders approved the granting of up to 200,000 shares as awards under the 2003 Key Employee Equity Compensation Plan ("2003 Plan"). As of December 31, 2003, the Company had granted 11,350 shares under the 2003 Plan.

RRP awards are granted in the form of shares of common stock held by the RRP. Awards granted in 1998 vested over a five-year period at a rate of 20% per year, commencing one year from the date of the award grant. Awards granted in January 2003 vest evenly over a two year period, and awards granted in December 2003 vest one year from the date of the award grant.

Amortization of the RRP was $1.0 million, $878,000, and $878,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an ESOP for eligible employees who have completed a twelve-month period of employment with the Company. ESOP shares were purchased in each of the Company's public offerings. Funds for the purchase of shares were borrowed from the Company. Shares purchased by the ESOP are held by a trustee for allocation among participants as the loan is repaid. The Company, at its discretion, contributes funds, in cash, to pay principal and interest on the
ESOP loan. The number of shares of common stock released each year is proportional to the amount of principal and interest paid on the ESOP loan for the year. Dividends paid on unallocated ESOP shares are used to repay the loan. Unallocated ESOP shares are not considered outstanding for purposes of calculating earnings per share. At December 31, 2003, there were 933,506 unallocated ESOP shares with a market value of $19.7 million.

The Company recognizes compensation expense based on the fair value of shares committed to be released. Compensation expense recognized for 2003, 2002 and 2001 amounted to $1.7 million, $1.4 million and $1.2 million, respectively. The Company allocated 100,920 shares per year during 2003, 2002 and 2001.

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

                                                   2003                       2002                      2001
                                         ------------------------   ------------------------   ------------------------
                                                        WEIGHTED                   Weighted                   Weighted
                                           NUMBER        AVERAGE      Number        average      Number       average
                                             OF         EXERCISE        of         exercise        of         exercise
                                           SHARES         PRICE       shares         price       shares        price
                                         ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at beginning of period ...    2,000,027    $     7.91    2,067,513    $     7.63    2,285,844    $     7.65
Granted ..............................       26,000         13.97       25,000         14.00           --            --
Forfeited ............................       (1,400)        10.92       (2,368)         3.78      (86,350)         9.00
Exercised ............................     (710,478)         7.78      (90,118)         3.34     (131,981)         7.01
                                         ----------                 ----------                 ----------
Outstanding at end of period .........    1,314,149    $     8.10    2,000,027    $     7.91    2,067,513    $     7.63
                                          =========    ==========    =========    ==========   ==========    ==========
Options exercisable at year-end ......    1,298,315                  1,559,848                  1,375,895
                                          =========                  ==========                ==========

The following table summarizes information about the stock options outstanding at December 31, 2003:

                             OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
--------------------------------------------------------------------------            ---------------------------------
                                              WEIGHTED
                                              AVERAGE         WEIGHTED                  NUMBER OF          WEIGHTED
      RANGE OF               NUMBER          REMAINING        AVERAGE                     SHARES           AVERAGE
      EXERCISE             OF SHARES        CONTRACTUAL       EXERCISE                 EXERCISABLE         EXERCISE
       PRICES             OUTSTANDING      LIFE IN YEARS        PRICE                  AT PERIOD END         PRICE
----------------------  ---------------   ---------------  ---------------            ---------------   ---------------
 $ 3.3262 - 4.5165           229,026            2.8            $ 3.92                      229,026           $ 3.92
   6.6419 - 9.0000         1,049,223            5.0              8.81                    1,049,223             8.81
   13.8500 -14.3700           35,900            8.7             13.97                       20,066            14.00
                        ---------------                                               ---------------
 $ 3.3262 - 14.3700        1,314,149            4.7            $ 8.10                    1,298,315           $ 8.03
======================  ===============   ===============  ===============            ===============   ===============

The Company applies APB Opinion No. 25 in accounting for the Plans. The table in
Note 1(N) illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                   2003     2002     2001
                                                  ------   ------   ------
      Weighted average fair value of options
        granted during year ...................   $ 2.79   $ 3.19   $   --

The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option-pricing model that takes into account the following factors as of the grant dates: the exercise price and expected life of the option, the market price of the underlying stock at the grant date and its expected volatility, and the risk-free interest rate for the expected term of the option. In deriving the fair value of a stock option, the stock price at the grant date is reduced by the value of the dividends to be paid during the life of the option. The following assumptions were used for grants in 2003 and 2002: dividend yield of 2.50%; an expected volatility of 25%, an expected term of five years, and a risk-free interest rate of 2.82% for 2003 and 4.44% for 2002. There were no options granted in 2001.

DIRECTORS' DEFERRED FEE PLAN

The Company maintains a DDFP under which directors may elect to defer all or part of their fees and have such amounts held in a rabbi trust and invested in the Company's common stock or a deferred money account. The DDFP was amended effective October 1, 2003 to require that all future distributions from the DDFP to participants be made in First Sentinel Common Stock. As a result of this amendment, a $17.4 million deferred compensation obligation related to the market value of the common stock held in the underlying rabbi trust for the DDFP was reclassified from liabilities to stockholders' equity, with no further changes in the fair value of the common stock required to be recognized as a periodic charge or credit to compensation cost. Prior to this amendment, the Company was required to recognize changes in the fair value of the common stock held in the rabbi trust for the DDFP as periodic charges or credits to compensation cost. Non-cash compensation costs attributable to the appreciation in the fair value of the Company's common stock held in the rabbi trust for the DDFP totaled $3.3 million, $1.8 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.


(14) COMMITMENTS AND CONTINGENCIES

COMMITMENTS

FINANCIAL TRANSACTIONS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT

The Company, in the normal course of conducting its business, extends credit to meet the financing needs of its customers through commitments and letters of credit.

The following commitments and contingent liabilities existed at December 31, 2003 and 2002 which are not reflected in the accompanying consolidated financial statements (in thousands):

                                                        2003       2002
                                                      --------   --------
      Origination of mortgage loans:
        Fixed rate ................................   $114,048   $ 67,460
        Variable rate .............................     28,038     44,878
      Purchase of mortgage loans - variable rate ..      1,683        693
      Undisbursed home equity credit lines ........     79,309     65,537
      Undisbursed construction credit lines .......     74,557     62,137
      Undisbursed consumer lines of credit ........     17,602     12,178
      Participations in Thrift Institutions
        Community Investment Corp. of NJ ..........         --        500
      Standby letters of credit ...................      1,316      1,868

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

LEASE OBLIGATIONS

At December 31, 2003, the Company was obligated under noncancellable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $585,000, $509,000 and $502,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The projected minimum rental commitments as of December 31, 2003, are as follows (in thousands):

                        2004 .................   $  464
                        2005 .................      362
                        2006 .................      325
                        2007 .................      286
                        2008 .................       92
                        Thereafter ...........      400
                                                 ------
                                                 $1,929
                                                 ======

CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

STOCKHOLDER RIGHTS AGREEMENT

On December 19, 2001, the Company adopted a Stockholder Rights Agreement ("Rights Agreement") and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of the Company's common stock. The dividend was payable on January 1, 2002, to stockholders of record on that date. Each Right, initially, is not exercisable and transfers only with the Company's common stock. Upon the public announcement that a person or group of persons has acquired or intends to acquire 12% or more of the Company's common stock, the Rights become exercisable, entitling holders to purchase one one-hundredth interest in a share of Series A Junior Participating Preferred Stock of the Company, at an exercise price of $37.00. The Rights are scheduled to expire on January 1, 2012 and may be redeemed by the Company at a price of $0.01 per Right. The Rights Agreement will not apply to the merger with PFS as the Company's Board of Directors has determined that PFS is not, and will not be upon consummation of the merger, an "Acquiring Person" as defined in the Rights Agreement.


(15) RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003 and was recently reissued as FASB Interpretation No. 46 (revised December
2003) ("FIN 46R"). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities ("SPEs") in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provide guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specify how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

Under the above accounting literature, the Company was required to deconsolidate its investments in First Sentinel Capital Trust I and II at December 31, 2003. The deconsolidation of these subsidiary trusts of the bank holding company which were formed in connection with the issuance of preferred capital securities resulted in $25.0 million of preferred capital securities issued by the trust being replaced on the Consolidated Statements of Financial Condition by the Company's $774,000 investment in common securities issued by the trusts and $25.8 million of subordinated debentures that were issued by the Company to the trusts. Costs associated with the preferred capital securities recognized subsequent to December 31, 2003 shall be characterized as interest expense, rather than non-interest expense, as they had been through December 31, 2003.


SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company does not expect that the adoption of Statement 150 will have a significant impact on the consolidated financial statements of the Company.

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

DEPOSITS

The fair value of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2003 and 2002. The fair values of certificates of deposit were based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rate currently offered for deposits of similar remaining maturities.

BORROWINGS AND SUBORDINATED DEBENTURES

For short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value. For long-term borrowings, the fair value was based upon the discounted value of the cash flows. The discount rates utilized were based on rates currently available with similar terms and maturities.

OFF-BALANCE SHEET INSTRUMENTS

For commitments to extend credit and letters of credit, the fair value would approximate fees currently charged to enter into similar agreements. Such amounts were not significant to the Consolidated Financial Statements.

The estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 were as follows (in thousands):

                                                             2003                      2002
                                                    -----------------------   -----------------------
                                                       BOOK         FAIR         Book        Fair
                                                       VALUE        VALUE       value        value
                                                    ----------   ----------   ----------   ----------
FINANCIAL ASSETS:
Cash and cash equivalents .......................   $   75,807   $   75,807   $   65,945   $   65,945
FHLB-NY stock ...................................       21,075       21,075       20,835       20,835
Investment securities available for sale ........      106,459      106,459      114,219      114,219
Mortgage-backed securities available for sale ...      722,794      722,794      790,562      790,562
Loans receivable, net ...........................    1,210,721    1,227,715    1,201,210    1,221,249

FINANCIAL LIABILITIES:
Deposits ........................................    1,339,858    1,347,296    1,387,986    1,402,892
Borrowed funds ..................................      591,500      612,319      596,663      600,583
Subordinated debentures .........................       25,774       27,008           --           --

LIMITATIONS

The foregoing fair value estimates were made at December 31, 2003 and 2002, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell, at one time, the Company's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Company's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.


Since these fair value approximations were made solely for on- and off-balance sheet financial instruments at December 31, 2003 and 2002, no attempt was made to estimate the value of anticipated future business or the value of non-financial assets and liabilities. Other important elements which are not deemed to be financial assets or liabilities include the value of the Company's retail branch delivery system, its existing core deposit base, premises and equipment, and goodwill. Further, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.


(17) CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY

The condensed financial statements of First Sentinel Bancorp (parent company only) are presented below:

CONDENSED STATEMENTS OF FINANCIAL CONDITION                      December 31,
                                                             -------------------
(In thousands)                                                 2003       2002
--------------------------------------------------------------------------------

ASSETS
  Cash ...................................................   $  3,831   $  2,168
  Due from subsidiaries ..................................         --      1,013
  ESOP loan receivable ...................................     10,380     11,091
  Investment in subsidiaries .............................    212,295    196,585
  Investment securities available for sale ...............     22,982     24,616
  Other assets ...........................................      6,790      1,999
                                                             --------   --------
      Total assets .......................................   $256,278   $237,472
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Subordinated debentures ................................   $ 25,774   $ 25,774
  Other liabilities ......................................      2,930        126
  Stockholders' equity ...................................    227,574    211,572
                                                             --------   --------
      Total liabilities and stockholders' equity .........   $256,278   $237,472
                                                             ========   ========

CONDENSED STATEMENTS OF INCOME                       Year Ended December 31,
                                                  ------------------------------
(In thousands)                                      2003      2002       2001
--------------------------------------------------------------------------------
Income

  Dividends from subsidiary ..................... $ 20,000  $ 30,000   $ 20,000
  Interest and dividends on securities ..........    1,223     1,427      1,628
  Net gain (loss) on sales of securities ........      478        29       (118)
                                                  --------  --------   --------
      Total income ..............................   21,701    31,456     21,510
                                                  --------  --------   --------
Expense
  Other expense .................................    3,995     2,689      1,030
                                                  --------  --------   --------
      Total expense .............................    3,995     2,689      1,030
                                                  --------  --------   --------
      Income before taxes .......................   17,706    28,767     20,480

  Income taxes ..................................      107       194      1,474
                                                  --------  --------   --------
    Income before equity in undistributed
      income of subsidiaries ....................   17,599    28,573     19,006
  Equity in undistributed income (dividends
    in excess of earnings) of subsidiaries ......      737    (3,669)     5,479
                                                  --------  --------   --------
  Net income .................................... $ 18,336  $ 24,904   $ 24,485
                                                  ========  ========   ========


CONDENSED STATEMENTS OF CASH FLOWS                   Year Ended December 31,
                                                  ------------------------------
(In thousands)                                      2003      2002       2001
--------------------------------------------------------------------------------

Operating activities
Net income ...................................... $ 18,336  $ 24,904   $ 24,485
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    (Equity in undistributed income)
      dividends in excess of earnings of
      subsidiaries ..............................     (737)    3,669     (5,479)
    Net (gain) loss on sales of securities ......     (478)      (29)       118
    (Increase) decrease in other assets .........   (4,791)     (887)        92
    Increase (decrease) in other liabilities ....      502    (1,630)    (1,193)
    ESOP expense ................................    1,736     1,380      1,227
    Amortization of RRP .........................    1,032       878        878
                                                  --------  --------   --------
Net cash provided by operating activities .......   15,600    28,285     20,128
                                                  --------  --------   --------

Investing activities
    Purchase of investment securities ...........  (10,904)  (11,502)   (15,688)
    Proceeds from sales and maturities of
      investment securities available for sale ..   14,338    12,536     16,045
    Decrease in due from subsidiaries ...........    1,013     1,721        869
                                                  --------  --------   --------
Net cash provided by investing activities .......    4,447     2,755      1,226
                                                  --------  --------   --------
Financing activities
    Cash dividends paid .........................  (10,961)  (10,068)    (8,861)
    Stock options exercised .....................    5,243       304        926
    Net proceeds from issuance of
      subordinated debentures ...................       --        --     24,171
    Purchase of treasury stock ..................  (12,429)  (35,755)   (22,227)
    Purchase and retirement of common stock .....     (237)     (273)      (110)
                                                  --------  --------   --------
Net cash used in financing activities ...........  (18,384)  (45,792)    (6,101)
                                                  --------  --------   --------
Net increase (decrease) in cash .................    1,663   (14,752)    15,253
Cash at beginning of the year ...................    2,168    16,920      1,667
                                                  --------  --------   --------
Cash at end of year ............................. $  3,831  $  2,168   $ 16,920
                                                  ========  ========   ========

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains quarterly financial data for the years ended December 31, 2003 and 2002 (dollars in thousands, except per share data):

YEAR ENDED DECEMBER 31, 2003               FIRST    SECOND     THIRD     FOURTH
                                          QUARTER   QUARTER   QUARTER   QUARTER
                                          --------  --------  --------  --------
Interest income ......................... $ 28,781  $ 27,557  $ 26,423  $ 26,198
Interest expense ........................   13,770    12,992    11,963    11,668
                                          --------  --------  --------  --------
  Net interest income ...................   15,011    14,565    14,460    14,530
Provision for loan losses ...............       --        --        --        --
                                          --------  --------  --------  --------
  Net interest income after provision
    for loan losses .....................   15,011    14,565    14,460    14,530
Non-interest income .....................    2,423     2,349     1,868     3,063
Non-interest expense ....................    7,092     9,311     9,152    12,181
                                          --------  --------  --------  --------
  Income before income tax expense ......   10,342     7,603     7,176     5,412
Income tax expense ......................    3,494     2,540     2,278     3,885
                                          --------  --------  --------  --------
  Net income ............................ $  6,848  $  5,063  $  4,898  $  1,527
                                          ========  ========  ========  ========
Basic earnings per share ................ $   0.26  $   0.20  $   0.19  $   0.06
                                          ========  ========  ========  ========
Diluted earnings per share .............. $   0.24  $   0.19  $   0.19  $   0.06
                                          ========  ========  ========  ========

Year Ended December 31, 2002               First    Second     Third     Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                          --------  --------  --------  --------
Interest income ......................... $ 31,116  $ 32,732  $ 32,086  $ 30,068
Interest expense ........................   16,083    15,868    15,611    14,859
                                          --------  --------  --------  --------
  Net interest income ...................   15,033    16,864    16,475    15,209
Provision for loan losses ...............      100     1,105       105        --
                                          --------  --------  --------  --------
  Net interest income after provision
    for loan losses .....................   14,933    15,759    16,370    15,209
Non-interest income .....................    1,950      (125)    2,837     1,881
Non-interest expense ....................    7,346     8,062     7,300     8,349
                                          --------  --------  --------  --------
  Income before income tax expense ......    9,537     7,572    11,907     8,741
Income tax expense ......................    3,136     2,489     4,326     2,902
                                          --------  --------  --------  --------
  Net income ............................ $  6,401  $  5,083  $  7,581  $  5,839
                                          ========  ========  ========  ========
Basic earnings per share ................ $   0.22  $   0.18  $   0.28  $   0.22
                                          ========  ========  ========  ========
Diluted earnings per share .............. $   0.22  $   0.18  $   0.26  $   0.21
                                          ========  ========  ========  ========

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First Sentinel Bancorp, Inc.:


We have audited the accompanying consolidated statements of financial condition of First Sentinel Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Sentinel Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.








/s/ KPMG LLP

Short Hills, New Jersey
February 6, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

     a.)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

          Christopher Martin, the Company's Chief Executive Officer,  and Thomas
          M. Lyons, the Company's Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based upon their evaluation, they each found the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosures.

     b.)  CHANGES IN INTERNAL CONTROLS.

          In December 2003, the Company determined that its accounting for the Bank's Directors Deferred Fee Plan did not conform with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in Rabbi Trust and Invested" at the required implementation date (September 30, 1998). The Company has since conformed its accounting in accordance with EITF Issue No. 97-14 and, as a result, has restated its consolidated financial statements as of September 30, 1998 and for all subsequent periods.

          Due to the discovery in December 2003 that the Company's financial statements did not conform with EITF Issue No. 97-14, Mr. Martin and Mr. Lyons determined that the Company's disclosure controls and procedures were not adequate as of December 31, 2002. As part of the Company's disclosure controls and procedures over the selection and application of accounting principles, the Company's accounting officers relied on information regarding accounting developments as provided by the Company's independent auditing firm, as well as attendance at continuing education courses for the accounting profession and receipt of various accounting journals and other literature with respect to the existence of new accounting pronouncements and their application to the Company. These controls and procedures did not result in the Company's becoming aware of the existence of EITF Issue No. 97-14 at the time of its pronouncement, at the time of its required implementation or at any time prior to December 2003. Therefore, the Company was not aware of its applicability to the accounting for the Bank's Directors Deferred Fee Plan. Mr. Martin and Mr. Lyons concluded that the procedures described above were not sufficiently comprehensive to identify new accounting developments required to be incorporated in the Company's financial statements, resulting in the determination that the Company's disclosure controls and procedures were not adequate.

          Following the determination in December 2003 by Mr. Martin and Mr. Lyons that the Company's disclosure controls and procedures were not adequate as of December 31, 2002, the Company enhanced its procedures for educating its financial officers with respect to the adoption of new or revised accounting principles, practices and applications. In particular, the Company's Chief Financial Officer will now perform the following procedures quarterly:

          1. Review the American Institute of Certified Public Accountants' website for any new, or revised, interpretations or applications of any accounting principles.

          2. Correspond with accounting professionals, including but not limited to the Company's independent auditing firm, to ascertain any changes in or application of Generally Accepted Accounting Principles
          (GAAP).

          3. Review the Financial Accounting Standards Board's (FASB) website and any other available information to acknowledge, review and interpret any applicable FASB changes, including changes brought about by the EITF.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of March 1, 2004, the names of the nominees, continuing directors and executive officers named in the compensation table appearing elsewhere herein and their ages, the year in which each became a director or officer of the Bank and the year in which their term (or in the case of the nominees, their proposed term) as director of the Company expires. This table also sets forth the number of shares of common stock and the percentage beneficially owned by each director and named executive officer and by all directors and executive officers as a group. For purposes of the table below and the table set forth under "Security Ownership of Certain Beneficial Owners," under Item 12 herein, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock (1) over which he has or shares, directly or indirectly, voting or investment power, or (2) of which he has a right to acquire beneficial ownership at any time within 60 days after March 1, 2004. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Except as otherwise indicated, each stockholder shown in the tables has sole voting and investment power with respect to the shares of common stock indicated.

                                                        AMOUNT AND
                                DIRECTOR/                 NATURE
                                EXECUTIVE  EXPIRATION  OF BENEFICIAL   PERCENT
                                 OFFICER       OF        OWNERSHIP        OF
                          AGE   SINCE (1)     TERM    (2)(3)(4)(5)(6)  CLASS(7)
                         ----- ----------- ---------- --------------- ---------
NOMINEES:
George T. Hornyak, Jr.     54      1999         2007       710,952      2.50%
John P. Mulkerin           66      1987         2007       793,390      2.78%
Jeffries Shein             64      1985         2007       978,633      3.45%

CONTINUING DIRECTORS:
Christopher Martin         47      1984         2006       390,896      1.38%
Keith H. McLaughlin        68      1983         2006       337,041      1.19%
Philip T. Ruegger, Jr.     77      1983         2006       761,370      2.68%
Joseph Chadwick            61      1999         2005       526,864      1.86%
Walter K. Timpson          81      1964         2005       540,167      1.91%

NAMED EXECUTIVE OFFICERS:
Ann C. Clancy              40      1998          --         25,535        *
Nancy E. Graves            51      2003          --         11,331        *
Thomas M. Lyons            39      1999          --         21,504        *
Richard Spengler           42      1983          --        202,358        *

                                                        AMOUNT AND
                                DIRECTOR/                 NATURE
                                EXECUTIVE  EXPIRATION  OF BENEFICIAL   PERCENT
                                 OFFICER       OF        OWNERSHIP        OF
                          AGE   SINCE (1)     TERM    (2)(3)(4)(5)(6)  CLASS(7)
                         ----- ----------- ---------- --------------- ---------

Stock ownership of all     --       --         --        5,380,311     18.33%
directors and executive
officers as a group
(13 persons)

-------------------
*   Less than 1 percent

(1)  Includes years of service as a director or executive officer of the Bank.

(2) Each person or relative of such person whose shares are included herein, exercises sole voting and dispositive powers as to the shares reported as of March 1, 2004, except the following individuals may be deemed to share voting and investment power as indicated: Mr. Hornyak, 13,496 shares; Mr. Mulkerin, 20,250 shares; Mr. Shein, 93,988 shares; Mr. Martin, 112,772 shares; Mr. McLaughlin, 134,744 shares; Mr. Ruegger, 135,944 shares; Mr. Chadwick, 131,991 shares; and Ms. Martino, 45,140 shares.

(3) The figures shown include the following shares which may be acquired upon the exercise of stock options that are, or will become, exercisable within 60 days of March 1, 2004: Mr. Hornyak, 216,176 shares; Mr. Mulkerin, 300,000 shares; each of Mr. Shein, Mr. McLaughlin and Mr. Ruegger, 96,955 shares; Mr. Martin, 25,000 shares; Mr. Chadwick, 122,076 shares; Mr. Timpson, 82,750 shares; Ms. Graves, 6,666 shares; Mr. Spengler, 46,500 shares; and all directors and executive officers as a group, 1,090,033 shares.

(4) The figures shown include unvested restricted stock that have been awarded to individuals as follows: Mr. Martin, 8,000 shares; Ms. Clancy, 1,625 shares; Ms. Graves, 3,332 shares; Mr. Lyons, 1,625 shares; Mr. Spengler, 2,750 shares; and all directors and executive officers as a group, 18,457 shares. Such persons have sole voting power, but no investment power, except in limited circumstances, as to such shares.

(5) The figures shown include the following shares that have been allocated as of December 31, 2003 to individual accounts of participants in the First Savings Bank ESOP: Mr. Martin, 40,570 shares; Ms. Clancy, 7,659 shares; Mr. Lyons, 4,286 shares; Mr. Spengler, 28,784 shares; and all directors and executive officers as a group, 150,137 shares. Such persons have voting power (subject to the legal duties of the ESOP Trustee), but no investment power, except in limited circumstances, as to such shares.

(6) The figures shown include shares held in custodial accounts pursuant to the First Savings Bank Directors' Deferred Fee Plan, as follows: Mr. Shein, 350,430 shares; Mr. Martin, 15,703 shares; Mr. McLaughlin, 48,349 shares; Mr. Ruegger, 284,720 shares; and Mr. Timpson, 264,610 shares. Each participant has voting power, and in limited circumstances, investment power, as to such shares.

(7) Based on the 28,268,402 total outstanding shares as of March 1, 2004, plus the number of shares which such person or group of persons has the right to acquire within 60 days after March 1, 2004.

BIOGRAPHICAL INFORMATION

     DIRECTORS

JOSEPH CHADWICK, a former director of Pulse Bancorp, Inc., joined the Board of First Sentinel in 1999 following the merger of Pulse with First Sentinel. Mr. Chadwick is President of Thomas and Chadwick/Riverside Supply Company, a retailer of building supplies. He has held this position since 1971.

GEORGE T. HORNYAK, JR. also joined the Board of First Sentinel in 1999 following the merger of Pulse with the Company. Mr. Hornyak had been the President and Chief Executive Officer of Pulse since 1989 and was a director of Pulse. He also serves as a director of Mercer Insurance Group Inc., an insurance company whose common stock is registered under Section 12 of the Exchange Act and is traded on the Nasdaq Stock Market. Mr. Hornyak has been a private investor for the past five years.

CHRISTOPHER MARTIN is the President and Chief Executive Officer of both the Company and the Bank. Mr. Martin was named President in 2002 and Chief Executive Officer as of January 1, 2003. He has served as a member of both Boards of Directors since 1996. Prior to assuming his current position, Mr. Martin served as Chief Operating Officer since 1996, Chief Financial Officer from 1989 until 2001, and as an Executive Vice President since 1994. He joined the Bank in 1984. Mr. Martin is also the President and a director of FSB Financial LLC, Sentinel Investment Corp. and 1000 Woodbridge Center Drive, Inc., the Bank's subsidiaries.

KEITH H. MCLAUGHLIN joined the Board of First Savings in 1983. Until his retirement in 2001, Mr. McLaughlin served as the President and Chief Executive Officer of Raritan Bay Medical Center, which operates acute care hospitals in Perth Amboy and Old Bridge, New Jersey. Mr. McLaughlin also serves as a director of Medical Liability Insurance Company.

JOHN P. MULKERIN is the former President and Chief Executive Officer of both the Company and the Bank. He retired as Chief Executive Officer effective December 31, 2002, but remains a director of both First Sentinel and First Savings Bank. Prior to being named President and Chief Executive Officer in 1995, Mr. Mulkerin served as Executive Vice President and General Counsel of the Bank. He joined the Bank in 1987. Mr. Mulkerin is also a member of the Board of Directors of Middlesex Water Company, Raritan Bay Medical Center and Daytop Village Foundation. Middlesex Water Company is a water utility whose common stock is registered under Section 12 of the Exchange Act and is traded on the Nasdaq Stock Market. He also serves as Chairman of the Middlesex County College Foundation and as a member of the Board of Trustees of the Metuchen Diocese of Catholic Charities.

PHILIP T. RUEGGER, JR. has served as Chairman of the Board of First Sentinel and First Savings Bank since 2000. He joined the Board of First Savings in 1983. Mr. Ruegger has been an independent investor for the last six years. For more than 20 years, he was President of Northwest Construction Co., a real estate construction and management firm. Mr. Ruegger served as director of the National Bank of New Jersey, a commercial bank, from 1968 through 1981.

JEFFRIES SHEIN joined the Board of First Savings in 1985. He has been a principal with JGT Management Co., LLC, a commercial real estate brokerage firm, since 1972. Mr. Shein serves on the Board of Directors of Middlesex Water Company and the Board of Directors of Raritan Bay Health Services Corp.

WALTER K. TIMPSON joined the Board of First Savings in 1964 and served as Chairman of the Bank's and Company's Boards of Directors from June 1996 until May 2000. Mr. Timpson has operated a real estate appraisal firm in Metuchen, New Jersey, for over forty years.

     EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

ANN C. CLANCY serves as Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank. She also serves as the Company's Investor Relations Officer. Ms. Clancy joined the Bank in 1998 as Vice President and General Counsel. She was named Senior Vice President in 1999, and in 2003 was named Executive Vice President. Prior to joining the Bank, Ms. Clancy was an attorney with a Washington, D.C. law firm for 10 years.

NANCY E. GRAVES joined the Bank as Executive Vice President and Chief Operating Officer in April 2003. Prior to joining the Bank, Ms. Graves was a Senior Vice President for Mark Twain Bancshares Inc. for nine years until 1998. She then founded and served as President of her own management consulting firm, offering marketing and sales strategic planning services, from 1998 until 2001. From 2001 until 2003, Ms. Graves served as Chief Administrative Officer and Senior Vice President of Heartland Bank in St. Louis, Missouri. Ms. Graves is also a director of Sentinel Investment Corp., a subsidiary of the Bank.

KAREN IACULLO-MARTINO is Executive Vice President and Auditor for the Bank. She served as the Bank's Senior Vice President and Auditor since 1990 and was named Executive Vice President in 2003. Ms. Iacullo-Martino has also served as the Bank's Compliance and Security Officer since 1987. She joined the Bank in 1984.

THOMAS M. LYONS is Executive Vice President and Chief Financial Officer for both the Company and the Bank. He was named Senior Vice President and Chief Financial Officer of the Bank in April 2001 and appointed to the same position at the Company in January 2002. He was named Executive Vice President in 2003. Mr. Lyons joined the Bank in September 1999 as Vice President and Chief Accounting Officer. Prior to joining the Company, he was Vice President and Controller of United National Bancorp, a financial institution holding company. Mr. Lyons is also a director of FSB Financial LLC, Sentinel Investment Corp. and 1000 Woodbridge Center Drive, Inc., the Bank's subsidiaries.

RICHARD SPENGLER serves as Executive Vice President and Chief Lending Officer of the Bank. Mr. Spengler joined the Bank in 1983 as a loan originator. He was appointed Vice President of Mortgage Operations in 1991. In January 1995, Mr. Spengler was named Senior Vice President-Chief Lending Officer, and in 1999, he was named

Executive Vice President. Mr. Spengler also serves as a director of 1000 Woodbridge Center Drive, Inc., a subsidiary of the Bank.


There are no arrangements or understandings between First Sentinel and any executive officer pursuant to which such person was selected to be an executive officer of the Bank or the Company.


AUDIT COMMITTEE FINANCIAL EXPERT

     First Sentinel maintains a standing Audit Committee, which is comprised of Messrs. McLaughlin (Chairman), Chadwick and Ruegger, each of whom is independent (as defined in Rule 4200(a)(14) of the National Association of Securities Dealers' listing standards). In addition, the Company's Board of Directors has determined that Keith H. McLaughlin is an "audit committee financial expert," as defined by the SEC's rules and regulations. The Audit Committee acts under a written charter adopted by First Sentinel's Board of Directors, a copy of which is available on the Company's Internet Website at www.firstsentinelbancorp.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent (10%) of First Sentinel common stock, to file reports of ownership and changes in ownership with the SEC and to provide copies of such reports to the Company.

Based solely on its review of copies of such reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Nancy E. Graves, Executive Vice President and Chief Operating Officer, was late in filing one report of a grant of shares on December 16, 2003, due to difficulties in the transmission of the report. In addition, Keith H. McLaughlin, a director, inadvertently did not report a purchase made by a family member in 1998.

CODE OF ETHICS

The Company has adopted a written code of ethics that applies to its principal executive officer and principal financial officer. The code of ethics is available on the Company's Internet website at www.firstsentinelbancorp.com. It is intended that the Company will satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to or waiver from the code of ethics by posting such information on its website.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

DIRECTORS' FEES. Directors of the Company received an annual retainer of $2,500 and special meeting attendance fees of $4,000 during 2003. Directors of the Bank received a monthly retainer of $2,000. Directors who are not employees of the Bank received $900 for each Board meeting attended and $350 for each committee meeting attended. Committee chairmen received an additional $100 for each meeting attended.

DIRECTORS' DEFERRED FEE PLAN. The Bank maintains the First Savings Bank Directors' Deferred Fee Plan ("DDFP"). Under the DDFP, Directors may elect to defer all or part of their fees and have them credited to a deferred money account. At the end of each fiscal quarter, the amount credited to the deferred money account is be converted into shares of common stock according to the stock price at that time and credited to a stock account or the deferred money is used to purchase shares which are held in a trust account. Any balance credited to the stock account will be adjusted to reflect stock dividends or splits, and cash dividends will be credited to the deferred money account or the stock account, at the participant's election. The Bank will distribute a participant's account in stock when the participant ceases to be a director, retires or attains age 65 (or some other age specifically elected by the director), unless the Bank determines it serves its best interests or the best interests of the director to disburse these funds at an earlier date. The DDFP was amended, effective October 1, 2003, to require that all future distributions be made in First Sentinel Common Stock. Prior to the amendment, participants were entitled to elect to receive distributions in the form of cash, First Sentinel common stock, or a combination thereof. The DDFP replaces the Agreement for Deferment of Directors' Fees and the First Savings Bank, SLA 1992 Deferred Fee Stock Unit Plan previously in effect.

RETIREMENT PLAN. First Savings also maintains the First Savings Bank Non-employee Director Retirement Plan ("Directors' Retirement Plan"), a nonqualified, unfunded retirement plan for directors who are not employees, have served as a director for five (5) continuous years, and who retire from the Board of Directors at or after the age of 55. Benefits, in general, are either equal to all or a portion of the annual retainer received by a Board member at the time of retirement, depending upon the director's age and length of service at retirement. A participant in the Directors' Retirement Plan who retires at or after the age of 70, or at or after the age of 55 with 10 years of continuous service, will receive the maximum benefit. Benefits are paid monthly, to the director or his or her surviving spouse, for the lesser of seven (7) years or the director's years of service on the Board. Participation in the plan is limited to those non-employee directors serving on the Board as of May 21, 2002.

In the event of a change in control, as defined in the Directors' Retirement Plan, however, each participant's benefit may be increased or accelerated. The merger with PFS will, upon its effective date, be considered a change in control for purposes of the Directors' Retirement Plan. Each participant who would not otherwise have satisfied the minimum requirements will be treated as meeting such requirements and will receive the minimum benefit. Each participant who has not yet begun receiving benefits may choose to receive a lump sum payment in lieu of installments. Each participant who is collecting his benefit may choose to receive the remainder of his benefit in a lump sum payment in lieu of installments.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth certain information about the compensation paid by the Company to the Chief Executive Officer and the four other most highly compensated executive officers according to salary and bonus during 2003, 2002 and 2001 (the "Named Executive Officers").

                                                   ANNUAL COMPENSATION      LONG-TERM COMPENSATION(5)
                                                 ----------------------    ---------------------------
                                                                           RESTRICTED      SECURITIES
                                                                             STOCK         UNDERLYING
                                       FISCAL                                 AWARDS      OPTIONS/SARS       ALL OTHER
NAME AND PRINCIPAL POSITIONS         YEAR ENDED  SALARY(2)(3)   BONUS(4)     ($)(6)         (#)(7)        COMPENSATION(8)
----------------------------         ----------  ------------   -------    ----------     ------------    --------------
Christopher Martin                       2003      $380,500    $133,000    $189,760               --       $522,722
President and Chief Executive            2002       326,900     106,875          --               --         54,942
Officer                                  2001       301,400     103,125          --               --         49,248

Ann C. Clancy                            2003       162,000      40,014      36,663               --         45,348
Executive Vice President, General        2002       150,000      27,360          --            5,400         24,682
Counsel and Corporate Secretary          2001       143,000      25,025          --               --         22,061

Nancy E. Graves(1)                       2003       142,500      48,750      74,310           20,000             --
Executive Vice President,
Chief Operating Officer

Thomas M. Lyons                          2003       135,000      33,750      36,663               --         37,938
Executive Vice President,                2002        98,000      16,275          --            5,400         19,089
Chief Financial Officer                  2001        93,000      13,200          --               --         17,393

Richard Spengler                         2003       170,000      41,438      63,975               --         47,480
Executive Vice President,                2002       158,000      35,550          --               --         30,488
Chief Lending Officer                    2001       150,000      32,060          --               --         27,794

-------------------
                                                       (NOTES ON FOLLOWING PAGE)

(1)  Ms. Graves started employment with First Savings on March 31, 2003.

(2)  Includes directors' fees paid to Mr. Martin in 2003, 2002 and 2001.

(3) Includes amounts of salary deferred pursuant to the Incentive Savings Plan for Employees of First Savings Bank (401(k)) and payroll deductions under the Bank's health insurance plan.

(4) Includes bonuses granted pursuant to First Savings' Annual Incentive Plan. Under this plan, bonuses are awarded by the Compensation Committee of the Board of Directors based upon achieving certain predetermined performance levels and other identifiable goals.

(5) First Savings provides certain executive officers with non-cash benefits and perquisites, such as the use of Bank-owned automobiles. Management of First Savings believes that the aggregate value of these benefits for each year included in the table does not, in the case of any executive officer, exceed $50,000 or 10% of the aggregate salary and bonus reported for the officer in the table. The Company does not maintain a long-term incentive plan.

(6) Under the Company's 1998 Stock Based Incentive Plan, Mr. Martin, Ms. Clancy, Mr. Lyons and Mr. Spengler were awarded 8,000 shares, 1,250 shares, 1,250 shares, and 2,500 shares of Common Stock, respectively, on January 22, 2003 at a grant price of $14.37 per share, based on the closing price of the Company's Common Stock on that date. Ms. Graves was awarded 2,665 shares of Common Stock under the same plan on March 31, 2003, at a grant price of $13.85 per share, based on the closing price of the Company's Common Stock on that date. Shares awarded under the 1998 Stock Based Incentive Plan vest in two equal installments beginning on December 16, 2003 and ending on December 16, 2004. Dividends paid by the Company will be accrued for plan share awards until such awards have vested, at which time all accrued dividends will be paid to the award recipient. Under the Company's 2003 Key Employee Equity Compensation Plan ("2003 Equity Plan"), Mr. Martin, Ms. Clancy, Ms. Graves, Mr. Lyons and Mr. Spengler were awarded 4,000 shares, 1,000 shares, 2,000 shares, 1,000 shares and 1,500 shares of Common Stock, respectively, on December 16, 2003, at a grant price of $18.70 per share, based on the closing price of the Company's Common Stock on that date. Shares awarded under the 2003 Equity Plan become fully vested on December 16, 2004. Dividends paid by the Company will be accrued for plan share awards until such awards have vested, at which time all accrued dividends will be paid to the award recipient. The aggregate number of shares awarded in 2003 to Mr. Martin, Ms. Clancy, Ms. Graves, Mr. Lyons and Mr. Spengler under the 1998 Stock Based Incentive Plan and the 2003 Equity Plan had a market value of $253,800, $47,588, $98,665, $47,588 and $84,600, respectively, at December 31, 2003. The dollar amounts set forth in the table represent the aggregate market value of the shares awarded on the dates of grant. At December 31, 2003, Mr. Martin, Ms. Clancy, Ms. Graves, Mr. Lyons and Mr. Spengler held, in the aggregate, unvested restricted stock awards of 17,500 shares, 2,625 shares, 3,333 shares, 2,825 shares and 6,950 shares, respectively, with a market value of $370,125, $55,519, $70,493, $59,749 and $146,993, respectively.

(7) For a discussion of options and stock appreciation rights ("SARs") granted under the 1998 Incentive Plan, see the Fiscal Year-End Option/SAR Values table.

(8) Includes $3,000, $2,252, $2,025 and $2,256, contributed by First Savings in 2003 to the accounts of Mr. Martin, Ms. Clancy, Mr. Lyons and Mr. Spengler, respectively, under the Incentive Savings Plan for Employees of First Savings Bank (401(k)). The figures also include $53,205, $43,096, $35,913, and $45,224, contributed by First Savings pursuant to First Savings' ESOP in 2003 allocated for the benefit of Mr. Martin, Ms. Clancy, Mr. Lyons and Mr. Spengler, respectively. Ms. Graves was not a participant in the Bank's Incentive Savings Plan or the ESOP. Also includes $466,517 paid by the Bank in 2003 to Mr. Martin as a full payout upon termination of the Bank's Supplemental Executive Retirement Plan II pursuant to the merger agreement with PFS.

EMPLOYMENT AGREEMENTS. First Sentinel and First Savings have entered into employment agreements with Mr. Martin, effective as of November 15, 2000. The employment agreements are intended to ensure that First Sentinel and First Savings will be able to maintain a stable and competent management base. The employment agreements have rolling three-year terms unless and until the executive, the Company or the Bank choose to convert to a fixed three-year term. These agreements provide for a minimum current annual salary of $425,000 for Mr. Martin and participation on generally applicable terms and conditions in other compensation and fringe benefit plans to the extent that First Savings continues those plans. The base salary will be reviewed at least annually by the Boards of Directors of First Sentinel and First Savings.

First Sentinel and First Savings may discharge Mr. Martin, and Mr. Martin may resign, at any time, with or without cause. If First Sentinel or First Savings terminates the executive's employment without cause, however, the Company and the Bank will owe the executive severance benefits generally equal to the value of the cash compensation and fringe benefits that the executive would have received if he had continued working for three years. The same severance benefits would be payable if the executive resigns during the term following: (i) failure to re-elect the executive to his current offices or board seats; (ii) a material change in the executive's functions, duties or responsibilities; (iii) a relocation of the executive's principal place of employment by more than 25 miles; (iv) liquidation or dissolution of First Sentinel or First Savings; (v) non-renewal of the agreement by First Sentinel or First Savings; (vi) a material reduction in benefits, unless the reduction is general in nature and applicable on a nondiscriminatory basis; or (vii) a breach of the agreement by First Sentinel or First Savings. First Sentinel and First Savings would also continue, and pay for, the executive's life, health and disability coverage for the remaining term of the employment agreements.

Under the employment agreements, if the executive's service is terminated following a change in control of First Sentinel or First Savings, the executive will be entitled to a severance payment equal to the greater of: (1) the payments due for the remaining term of the agreement; or (2) three times the average of the three preceding years' compensation. First Sentinel and First Savings would also continue the executive's life, health, and disability coverage for 36 months. Payments made to the executive upon a change in control may constitute "excess parachute payments" as defined under section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), which may result in the imposition of an excise tax on the executive and the denial of federal income tax deductions for such excess amounts for First Sentinel or First Savings. Under the employment agreements, First Sentinel or First Savings would reimburse the executive for the amount of this excise tax and would make an additional gross-up payment so that, after payment of the excise tax and all income and excise taxes imposed on the reimbursement and gross-up payments, the executive would retain approximately the same net after-tax amounts under the employment agreement that he would have retained if there was no excise tax.

First Sentinel and First Savings Bank have entered into an agreement with Mr. Martin, effective as of December 19, 2003, pursuant to which approximately $3,027,324 was paid to Mr. Martin in December 2003 in satisfaction of payments owed under the First Savings Bank Supplemental Executive Retirement Plan and the Amended and Restated First Savings Bank Supplemental Executive Retirement Plan II, and approximately $2,488,937 will be paid to Mr. Martin in satisfaction of other cash severance payments owed under the employment agreements. Under the agreement, Mr. Martin has also waived his rights to receive a tax indemnity payment under the employment agreements.

Payments under First Savings' employment agreement are guaranteed by First Sentinel in the event that First Savings fails to make its payments. Payments under First Sentinel's employment agreement will be made by First Sentinel. Payments or benefits arising out of similar provisions from the First Sentinel and First Savings employment agreements will be counted only once for the executive. All reasonable costs and legal fees paid or incurred by the executive pursuant to any dispute or question of interpretation relating to the employment agreements will be paid by First Savings or First Sentinel, respectively, if the executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The employment agreements also provide that First Sentinel and First Savings indemnify the executive to the fullest extent allowable under Delaware and New Jersey law, respectively.

CHANGE IN CONTROL AGREEMENTS. First Savings has also entered into three-year Change in Control Agreements ("CIC Agreements") with Messrs. Richard Spengler, John F. Cerulo, Jr., Richard P. St. George and Thomas M. Lyons, and Mss. Ann C. Clancy, Nancy E. Graves and Karen Iacullo-Martino. The term of these CIC Agreements is perpetual until First Savings gives notice of non-renewal, at which time the term is fixed for three years. First Savings generally may terminate any of these officers' employment, with or without cause, at any time prior to a change in control. If, however, one of these officer's employment is terminated following a change in control, without cause, whether by the officer, the Bank or its successor, the officer will be entitled to receive severance benefits equal to three times the officer's average annual compensation for the three years preceding termination. Annual compensation will include base salary and any other taxable income paid by First Sentinel or First Savings, including bonus, retirement benefits, director or committee fees and fringe benefits, as well as contributions made to, or benefits accrued under, any employee benefit plan. First Sentinel and First Savings will also continue, and pay for, the officer's life, health and disability coverage for the severance term. Payments to the officer under First Savings' CIC Agreements are guaranteed by First Sentinel if payments or benefits are not paid by First Savings. Such payments will be capped at $1 less than the amount that would constitute an excess parachute payment under section 280G of the Code, unless such amount, after employment and income taxes are imposed, is less than the severance payment amount after any excise, employment and income taxes are imposed.

First Sentinel and First Savings Bank have entered into agreements with Messrs. Richard Spengler, John F. Cerulo, Jr., Richard P. St. George and Thomas M. Lyons, and Mss. Ann C. Clancy, Nancy E. Graves and Karen Iacullo-Martino pursuant to which approximately $1,193,634, $591,035, $612,194, $633,806,
$772,480, $897,935, and $739,734 will be paid to each, respectively, in satisfaction of change in control payments owed under the change in control agreements.

All reasonable costs and legal fees incurred by the officer pursuant to any dispute or question of interpretation relating to the CIC Agreements will be paid by First Savings if the officer is successful with any legal judgment, arbitration or settlement. The CIC Agreements also provide that First Savings indemnify the Executive to the fullest extent allowable under New Jersey law.

OPTION PLANS. The Company maintains the 2003 Key Employee Equity Compensation Plan, the 1998 Stock-Based Incentive Plan and the 1996 Omnibus Incentive Plan, which provide discretionary awards to directors, officers and employees of the Bank. All option awards are determined by the Compensation Committee.

The following table summarizes the grant of options during 2003 to Named Executive Officers. The table discloses the gain that would be realized if the stock options were exercised when the stock price had appreciated by the percentage rates indicated.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                    POTENTIAL REALIZABLE VALUE AT
                                                                                    ASSUMED ANNUAL RATES OF STOCK
                           INDIVIDUAL GRANTS                                        PRICE APPRECIATION FOR OPTION TERM
--------------------------------------------------------------------------------    ----------------------------------
                      NUMBER OF       PERCENT OF
                     SECURITIES         TOTAL
                     UNDERLYING      OPTION/SARS
                    OPTIONS/SARS     TO EMPLOYEES     EXERCISE OR    EXPIRATION
     NAME            GRANTED (#)    IN FISCAL YEAR     BASE PRICE       DATE                   5%           10%
---------------     ------------    --------------    -----------    -----------           --------      --------
Nancy E. Graves      20,000(1)           76.9%           $13.85        3/31/13             $174,500      $440,400

(1) These options were granted under the 1998 Stock-based Incentive Plan on March 31, 2003. The options vest in three equal installments beginning on December 16, 2003 and ending on December 16, 2005. The options were not granted in tandem with any limited stock appreciation rights.

       The following table provides certain information with respect to the number of shares of common stock represented by outstanding stock options held by the Named Executive Officers as of December 31, 2003.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTIONS/SAR VALUES

                            SHARES                        NUMBER OF SECURITIES
                           ACQUIRED                      UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                              ON          VALUE              OPTIONS/SARS AT           IN-THE-MONEY OPTIONS/SARS AT
          NAME             EXERCISE     REALIZED           DECEMBER 31, 2003              DECEMBER 31, 2003(1)
          ----             --------     --------         ----------------------        ----------------------------
                                                       EXERCISABLE   UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
                                                       -----------   -------------    -----------      -------------
Christopher Martin         260,000     $3,217,875         25,000            --         $434,375              $--
Ann C. Clancy               30,400        353,000             --            --               --               --
Nancy E. Graves                 --             --          6,666        13,334           48,662           97,338
Thomas M. Lyons             30,400        353,000             --            --               --               --
Richard Spengler            50,470        653,366         46,500            --          564,975               --

                                                   (footnotes on following page)

-------------------
(1) The value of the in-the-money options represents the difference between the fair market value of the common stock of $21.15 per share as of December 31, 2003 and the exercise price per share of the options. All options granted under the 1996 Omnibus Incentive Plan had an exercise price of $3.78 per share. All options granted under the 1998 Stock-based Incentive Plan had an exercise price of $9.00 per share, with the exception of 20,000 of Ms. Graves' options which were granted on March 31, 2003 with an exercise price of $13.85.

PENSION PLAN. First Savings is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit plan (the "Pension Plan"). All employees age 21 or older who have completed one year of service are eligible to participate in this Pension Plan. Retirement benefits are based upon a formula utilizing years of service and average compensation. Participants are vested 100% upon the completion of five years of service. Effective August 1, 2003, First Savings amended the Pension Plan to reduce the retirement benefit and close the plan to new participants hired on or after that date.

The  Financial  Institutions  Retirement  Fund does not  segregate its assets by participating employer. Therefore, First Savings cannot ascertain the accumulated benefit obligations, plan assets or the components of annual pension expense attributable to it. The following table indicates the annual retirement benefit that would be payable under the plan upon retirement at age 65 to a participant electing to receive his retirement benefit in the standard form of benefit, assuming various specified levels of plan compensation and various specified years of credited service.


              ESTIMATED ANNUAL RETIREMENT BENEFIT PAYABLE AT AGE 65
        TEN YEAR CERTAIN AND LIFE ANNUITY TO AN EMPLOYEE RETIRING IN 2003

                          YEARS OF BENEFIT SERVICE (1)
                          ----------------------------

1.0% CAREER
  AVERAGE
SALARY (2)(3)      15           20           25            30            35
  --------      -------      -------      --------      --------      --------

  $125,000      $18,800      $25,000      $ 31,300      $ 37,500      $ 43,800
   150,000       22,500       30,000        37,500        45,000        52,500
   175,000       26,300       35,000        43,800        52,500        61,300
   200,000       30,000       40,000        50,000        60,000        70,000
   300,000       45,000       60,000        75,000        90,000       105,000
   400,000       60,000       80,000       100,000       120,000       140,000
   450,000       67,500       90,000       112,500       135,000       157,500


-------------------
(1) As of December 31, 2003, Christopher Martin, Ann C. Clancy, Thomas M. Lyons and Richard Spengler had 20 years, 4 years, 3 years, and 20 years of credited service, respectively. Ms. Graves was not a participant in the Pension Plan as of December 31, 2003.

(2) The compensation utilized to determine estimated benefits is the salary amount listed under "Summary Compensation Table," minus any directors' fees. Effective August 1, 2003, the Plan was amended from a 5-year Final Average Compensation Plan to a Career Average Plan. Therefore, on a prospective basis, career accruals will be added to the August 1, 2003 benefits. The Pension Plan does not provide a deduction for Social Security benefits and there are no other offsets to benefits.

(3) Under Section 401(a)(17) of the Code, a participant's annual compensation in excess of $200,000 (as adjusted to reflect cost-of-living increases) is disregarded for purposes of determining average annual compensation. For plan years 1997 through 1999, that limit was $160,000. For plan years 2000 and 2001, the limit increased to $170,000, and for 2002 and 2003, the limit increased to $200,000. Benefits are not reduced below the level of benefits accrued as of December 31, 1993. Under applicable law, the maximum annual benefit for a Ten Year Certain and Life Annuity is $152,091 for 2003.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Effective as of January 1, 1994, the Board of Directors revised a previously existing plan entitled the Retirement Benefit Maintenance Plan (the "Maintenance Plan") and restated it as the First Savings Bank Supplemental Executive Retirement Plan ("SERP"). The SERP is a nonqualified employee benefit plan that provides a post-employment supplemental retirement benefit for certain participants designated by the Board of Directors of First Savings. A participant's benefit under the SERP is equal to (i) the excess of (A) seventy-five percent (75%) of the participant's base salary payments during the twelve consecutive months in which he received the greatest amount of such payments, over (B) the amount of the participant's "Pension Plan Annual Benefit" and "Primary Social Security Benefit," as defined in the SERP, reduced by (ii) four percent (4%) for each year of benefit service less than twenty-five (25). Generally, if a participant retires at or after he attains the age of 65, his benefit would not be subject to any reduction based on years of benefit service. If a participant elects early payment of his benefit, unless he has attained age 60 and accrued 25 years of benefit service, his benefit would be reduced according to actuarial considerations. Upon a change in control, as defined in the SERP, a participant's benefit would not be subject to any reduction based on years of benefit service or early payment. Under the terms of the merger agreement with PFS and the SERP, all benefits under the SERP were paid in full to the plan's two participants, Mr. Mulkerin and Mr. Martin, as of December 31, 2003. Messrs. Mulkerin and Martin received approximately $1.3 million and $2.6 million, respectively, in satisfaction of all unpaid benefits due under the SERP.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN II. On November 15, 2000, the Bank's Board of Directors approved the Amended and Restated First Savings Bank Supplemental Executive Retirement Plan II ("SERP II"). Anyone who participates in the ESOP or the Incentive Savings Plan for Employees of First Savings Bank ("Incentive Savings Plan") is eligible for selection as a participant in the SERP II. Participants in the SERP II are determined by the Bank's Board of Directors from a select group of management or highly compensated employees. Generally, the SERP II provides a participant the benefits that he would have received under the ESOP and the Incentive Savings Plan if certain Code benefit limitations did not apply. The participant also would receive any benefits he would have received under the ESOP had he remained in service throughout the term of the ESOP loan and all unallocated ESOP shares were allocated to participants. Vesting under the SERP II is subject to a five-year graded vesting schedule. Upon a change in control, as defined in the SERP II, however, the participant's portion of the unallocated ESOP shares would immediately vest. Under the terms of the merger agreement with PFS and the SERP II all benefits under the SERP II were paid in full to the plan's only participant, Mr. Martin, as of December 31, 2003. Mr. Martin received $466,517 in satisfaction of all unpaid benefits due under the SERP II.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During 2003, the Compensation Committee consisted of Messrs. Ruegger, Hornyak, Shein and Timpson. There were no interlocks, as defined under the rules and regulations of the SEC, between members of this committee or executive officers of the Company and corporations with respect to which such persons are affiliated, or otherwise.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as to those persons believed by management to be beneficial owners of more than 5% of the Company's common stock outstanding as of March 1, 2004. Persons and groups owning in excess of 5% of the Company's common stock are required to file certain reports regarding such ownership with the Company and with the SEC, in accordance with the Securities Exchange Act of 1934, as amended. Except as otherwise indicated, each stockholder shown in the table has sole voting and investment power with respect to the shares of common stock indicated. The Company is not aware of any person or group that owns more than 5% of the Company's common stock as of March 1, 2004 other than those persons listed below.

                                                                            AMOUNT AND NATURE OF          PERCENT OF
     TITLE OF CLASS            NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP           CLASS(1)
-------------------------- ---------------------------------------------- ------------------------- -----------------------
      Common Stock         First Savings Bank                                   2,070,991(2)                 7.3%
                           Employee Stock Ownership Plan and Trust
                           c/o First Savings Bank

      Common Stock         Private Capital Management                           2,551,623(3)                 9.0%

------------------
(1) Based on 28,268,402 total outstanding shares of First Sentinel Bancorp, Inc. as of March 1, 2004.

(2) Based on a Schedule 13G filed with the SEC on February 12, 2004. The assets of the First Savings Bank Employee Stock Ownership Plan ("ESOP") are held in trust by First Bankers Trust Company (the "ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. At March 1, 2004, 1,137,485 shares of common stock had been allocated to participating employee accounts and the ESOP Trustee shared voting power with the participants with respect to such shares. As of this same date, 933,506 unallocated shares remained in the ESOP and the ESOP Trustee had sole voting power with respect to such shares. Subject to its fiduciary duty, the ESOP Trustee will vote unallocated shares and allocated shares for which no instructions are provided by participants in a manner calculated to most accurately reflect the voting instructions received from participants on allocated shares. The ESOP Committee, comprised of the Compensation Committee of the Board of Directors, had sole power to direct the disposition of all 2,070,991 shares.

(3) A Schedule 13G filed with the SEC on February 13, 2004 by Private Capital Management, Bruce S. Sherman and Gregg J. Powers reported that: (i) Private Capital Management and Messrs. Sherman and Powers had shared voting and dispositive power over 2,551,623 shares of First Sentinel common stock and
     (ii) Mr. Sherman had sole voting and dispositive power over 13,700 shares of First Sentinel Common Stock. The Schedule 13G also disclosed that Mr. Sherman in his capacity as Chief Executive Officer of Private Capital Management, and Mr. Powers in his capacity as President of Private Capital Management, exercise shared voting and dispositive power over shares of First Sentinel common stock held by Private Capital Management's clients and managed by Private Capital Management. Messrs. Sherman and Powers each disclaim beneficial ownership for the shares held by Private Capital Management's clients and disclaim the existence of a group.

For information regarding the security ownership of the management of the Company, see "Directors and Executive Officers" under Item 10 herein.

EQUITY COMPENSATION PLAN INFORMATION.

The following table provides information regarding First Sentinel's stock compensation plans under which the Company's equity securities are authorized for issuance as of December 31, 2003.

                                NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                                ISSUED UPON EXERCISE OF      EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER EQUITY
PLAN CATEGORY                   WARRANTS AND RIGHTS (1)      WARRANTS AND RIGHTS     COMPENSATION PLANS (2)
------------------------------- ---------------------------- ----------------------- -----------------------------
Equity compensation plans
approved by security holders              1,314,149                    $8.10                    1,050,305
------------------------------- ---------------------------- ----------------------- -----------------------------

Equity compensation plans
not approved by security
holders                                     - -                          - -                       - -
------------------------------- ---------------------------- ----------------------- -----------------------------

Total                                     1,314,149                    $8.10                    1,050,305
------------------------------- ---------------------------- ----------------------- -----------------------------

(1) The figures include 246,977 options that were granted by Pulse Bancorp, Inc. prior to its merger with First Sentinel which remain outstanding. First Sentinel assumed all stock compensation plans of Pulse Bancorp upon its acquisition in December 1998, and each outstanding option to purchase Pulse common shares was exchanged for options to purchase 3.764 shares of First Sentinel common stock. All such options are currently exercisable.

                                         (footnotes continued on following page)

(2) The figure includes 861,655 options and 188,650 restricted stock awards that were available for issuance as of December 31, 2003.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH CERTAIN RELATED PERSONS

In the ordinary course of business, the Bank has made loans, and may continue to make loans in the future, to its officers, directors and employees. Loans to executive officers and directors are made in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, except that the Bank offers loans to directors and executive officers on terms not available to the public, but available to all full-time employees. Such loans do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

First Sentinel's independent auditors for the fiscal year ended December 31, 2003 were KPMG LLP. In fulfilling its responsibilities, the Company's Audit Committee has re-appointed KPMG LLP to continue as independent auditors for First Savings and First Sentinel for 2004, subject to ratification of such appointment by the stockholders.

AUDIT FEES

The aggregate fees KPMG LLP billed to First Sentinel for professional services rendered for the audit of the Company's financial statements and the reviews of the financial statements included in First Sentinel's Quarterly Reports on Form 10-Q was $144,500 for the fiscal year ended December 31, 2003 and $129,000 for the fiscal year ended December 31, 2002.

AUDIT-RELATED FEES

The aggregate fees KPMG LLP billed to First Sentinel for assurance and related services that are reasonably related to the performance of the audit or review of First Sentinel's financial statements was $15,000 for the fiscal year ended December 31, 2003 and $14,000 for the fiscal year ended December 31, 2002. These fees were billed to the Company in connection with audits KMPG LLP conducted on the First Savings Bank Employee Stock Ownership Plan and the Incentive Savings Plan for Employees of First Savings Bank.

TAX FEES

The aggregate fees KPMG LLP billed to First Sentinel for tax compliance, tax advice and tax planning was $47,900 for the fiscal year ended December 31, 2003 and $34,500 for the fiscal year ended December 31, 2002. These fees consisted primarily of tax return, preparation and consultation work performed by KPMG LLP.

ALL OTHER FEES

The aggregate fees KPMG LLP billed to First Sentinel for all other services not described above under the captions "Audit Fees," "Audit-Related Fees" and "Tax Fees" was $0 for the fiscal year ended December 31, 2003 and $0 for the fiscal year ended December 31, 2002.

The Audit Committee, acting under its charter, pre-approves all auditing services, permitted non-audit services and the fees for such services performed by First Sentinel's independent auditors.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial statements.

The Consolidated Financial Statements and Independent Auditors' Report for the year ended December 31, 2003, listed below are included in Item 8 hereof.

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND 2002.

          CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001.

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

          INDEPENDENT AUDITORS' REPORT.

     (2)  Financial Statement Schedules.

          All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

     (3)  Exhibits

          The following exhibits are filed as part of this report.

          ---------- -----------------------------------------------------------
            Exhibit
            Number                     Description                     Reference
          ---------- -----------------------------------------------------------

              2.1    Agreement  and Plan of Merger,  dated December
                     19, 2003, by and a between Provident Financial
                     Services, Inc. and First Sentinel Bancorp, Inc.      a

              3.1    Certificate of Incorporation of First Sentinel
                     Bancorp, Inc.                                        b

              3.2    Bylaws of First Sentinel Bancorp, Inc.               c

              3.3    Amendment to Bylaws of First Sentinel Bancorp,
                     Inc.                                           Filed herein

              4.0    Stock  Certificate of First Sentinel  Bancorp,
                     Inc.                                                 d

              4.1    Certificate of  Designations, Preferences  and
                     Rights   of   Series  A  Junior  Participating
                     Preferred Stock                                      e

              4.2    Rights  Agreement by and between First Sentinel
                     Bancorp,   Inc.  and   Registrar and  Transfer
                     Company, as Rights Agent                             e

              4.3    Form of Right Certificate                            e

             10.1    First  Sentinel  Bancorp,  Inc.  1996  Omnibus
                     Incentive Plan                                       d

             10.2    First  Sentinel   Bancorp,  Inc.  Amended  and
                     Restated 1998 Stock-based Incentive Plan             f

             10.3    First Sentinel  Bancorp, Inc. 1986 Acquisition
                     Stock Option Plan                                    g

             10.4    First Sentinel  Bancorp, Inc. 1993 Acquisition
                     Stock Option Plan                                    g

             10.5    First Sentinel Bancorp,  Inc. 1997 Acquisition
                     Stock Option Plan
                                                                          g

             10.6    First  Savings  Bank  Directors'  Deferred Fee
                     Plan                                                 h

             10.7    Amendment  to  First  Savings Bank  Directors'
                     Deferred Fee Plan                              Filed herein

             10.8    First Savings Bank, SLA Supplemental Executive
                     Retirement Plan                                      d

             10.9    First  Savings  Bank  Supplemental   Executive
                     Retirement Plan II                                   h

             10.10   First  Savings  Bank   Non-Employee   Director
                     Retirement Plan                                      i

             10.11   Form of  Employment  Agreement  between  First
                     Sentinel Bancorp,  Inc. and Christopher Martin       h

             10.12   Form of  Employment  Agreement  between  First
                     Savings Bank and Christopher Martin                  h

          ----------------------------------------------------------------------

          ---------- -----------------------------------------------------------
            Exhibit
            Number                     Description                     Reference
          ---------- -----------------------------------------------------------

             10.13   Form of Two-year  Change in Control  Agreement
                     between   First   Savings   Bank  and  certain
                     executive officers                                   h

             10.14   Form of Three-year Change in Control Agreement
                     between   First   Savings   Bank  and  certain
                     executive officers                                   h

             10.15   First  Savings  Bank,  SLA Employee  Severance
                     Compensation Plan                                    d

             10.16   First  Sentinel  Bancorp,  Inc.  Key  Employee
                     Equity Compensation Plan                             J

             11.0    Computation of per share earnings                    k

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

             23.0    Consent of KPMG LLP                            Filed herein

             31.1    Certification of Chief Executive Officer       Filed herein

             31.2    Certification of Chief Financial Officer       Filed herein

             32.1    Statement of Chief Executive Officer furnished
                     pursuant to Section 906 of the  Sarbanes-Oxley
                     Act of 2002, 18 U.S.C. Section 1350            Filed herein

             32.2    Statement of Chief Financial Officer furnished
                     pursuant to Section 906 of the  Sarbanes-Oxley
                     Act of 2002, 18 U.S.C. Section 1350           Filed  herein
                     -----------------------------------------------------------


a Previously filed and incorporated herein by reference to the December 31, 2003 Current Report on Form 8-K of First Sentinel Bancorp, Inc. (File No. 000-23809) filed on December 31, 2003.

b Previously filed and incorporated herein by reference to the December 31, 1998 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 1999.

c Previously filed and incorporated herein by reference to the December 31, 2002 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 31, 2003.

d Previously filed and incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1 (File No. 333-42757) of First Sentinel Bancorp, Inc. (formerly known as First Source Bancorp, Inc.) dated December 19, 1997, and all amendments thereto.

e Previously filed and incorporated herein by reference to the Exhibits to the Registration Statement on Form 8-A (File No. 000-23809) of First Sentinel Bancorp, Inc. dated December 20, 2001.

f Previously filed and incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders of First Sentinel Bancorp, Inc. (File No. 000-23809) filed on March 30, 1999.

g Previously filed and incorporated herein by reference to the December 31, 1999 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 2000.

h Previously filed and incorporated herein by reference to the December 31, 2000 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 2001.

i Previously filed and incorporated herein by reference to the June 30, 2002 Quarterly Report on Form 10-Q of First Sentinel Bancorp, Inc. (File No. 000-23809) dated August 14, 2002.

j Previously filed and incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting of Stockholders of First Sentinel Bancorp, Inc. (File No. 000-23809) filed on March 28, 2003.

k Filed herein as a component of Item 8, under Note 1 of the Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K.

(1) On October 22, 2003 the Company filed a report on Form 8-K which includes, under Item 12, a press release reporting the Company's financial results for the quarter and nine months ended September 30, 2003.

(2) On December 22, 2003, the Company filed a report on Form 8-K which includes, under Item 5, a joint press release announcing the Company's execution of a merger agreement with Provident Financial Services, Inc. and a press release announcing the expected restatement of the Company's financial information and related amendment to the Directors Deferred Fee Plan.

(3) On December 31, 2003, the Company filed a report on Form 8-K which includes, under Item 5, a copy of the merger agreement between the Company and Provident Financial Services, Inc. and the joint press release issued by the Company and Provident Financial Services, Inc. on December 22, 2003.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2004            FIRST SENTINEL BANCORP, INC.

                                 CHRISTOPHER MARTIN
                                 Christopher Martin
                                 President, Chief Executive Officer and Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                          Date
---------                              -----                          ----

PHILIP T. RUEGGER, JR.         Chairman of the Board              March 15, 2004
------------------------
Philip T. Ruegger, Jr.

CHRISTOPHER MARTIN             President, Chief Executive         March 15, 2004
------------------------       Officer and Director
Christopher Martin

THOMAS M. LYONS                Executive Vice President,          March 15, 2004
------------------------       Chief Financial Officer
Thomas M. Lyons

JOSEPH CHADWICK                Director                           March 15, 2004
------------------------
Joseph Chadwick

GEORGE T. HORNYAK, JR.         Director                           March 15, 2004
------------------------
George T. Hornyak, Jr.

KEITH H. MCLAUGHLIN            Director                           March 15, 2004
------------------------
Keith H. McLaughlin

JOHN P. MULKERIN               Director                           March 15, 2004
------------------------
John P. Mulkerin

JEFFRIES SHEIN                 Director                           March 15, 2004
------------------------
Jeffries Shein

WALTER K. TIMPSON              Director                           March 15, 2004
------------------------
Walter K. Timpson