Form 10-K/A
period 2003-12-31
FIRST SENTINEL BANCORP INC
filed 2004-03-26
CIK 1051092

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

                               Yes [X]    No[ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2003, as quoted by the Nasdaq Stock Market, was approximately $363.5 million. Solely for the purposes of this calculation, the shares held by directors and officers of the registrant are deemed to be shares held by affiliates.

As of March 1, 2004, there were 43,106,742 shares issued and 28,268,402 shares outstanding of the registrant's Common Stock, including 963,814 shares held by the Directors' Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                      INDEX

                                                                            PAGE

EXPLANATORY NOTE ............................................................  3

PART III
           Item 10.   Directors and Executive Officers of the Registrant ....  4
           Item 11.   Executive Compensation ................................  7

PART IV
           Item 15.   Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K ........................................... 14

SIGNATURES .................................................................. 16

                                EXPLANATORY NOTE


First Sentinel Bancorp, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004 (the "Original Filing"). The purpose of this Amendment No. 1 is to amend and restate, in their entirety, Items 10 and 11 of the Original Filing in order to make certain corrections and clarifications to the information presented in the Original Filing. In addition, Item 15 of Part IV of the Original Filing is amended and restated in its entirety in order to include new exhibits 31.3, 31.4, 32.3 and 32.4. This Amendment No. 1 does not change our previously reported financial statements or other financial disclosures, and does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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


                                                                                                    AMOUNT AND
                                 POSITION(S) HELD WITH                  DIRECTOR/                     NATURE
                                 FIRST SENTINEL                         EXECUTIVE    EXPIRATION    OF BENEFICIAL     PERCENT
                                 BANCORP, INC. AND/OR                    OFFICER         OF          OWNERSHIP          OF
                                 FIRST SAVINGS BANK           AGE       SINCE (1)       TERM      (2)(3)(4)(5)(6)    CLASS(7)
------------------               -----------------------       --         ----          ----          -------         -----
NOMINEES:

George T. Hornyak, Jr.                  Director               54         1999          2007          710,952         2.50%
John P. Mulkerin                        Director               66         1987          2007          793,390         2.78%
Jeffries Shein                          Director               64         1985          2007          628,203         2.22%


CONTINUING DIRECTORS:

Christopher Martin               Director, President and       47         1984          2006          375,192         1.33%
                                 Chief Executive Officer
Keith H. McLaughlin                     Director               68         1983          2006          288,692         1.02%
Philip T. Ruegger, Jr.                  Director               77         1983          2006          476,650         1.68%
Joseph Chadwick                         Director               61         1999          2005          526,864         1.86%
Walter K. Timpson                       Director               81         1964          2005          275,557           *


NAMED EXECUTIVE OFFICERS:

Ann C. Clancy                        Executive Vice            40         1998           --            25,535           *
                                   President, General
                                  Counsel and Secretary

Nancy E. Graves                 Executive Vice President       51         2003           --            11,331           *
                                   and Chief Operating
                                         Officer

Thomas M. Lyons                 Executive Vice President       39         1999           --            21,504           *
                                   and Chief Financial
                                         Officer

Richard Spengler                Executive Vice President       42         1983           --           202,358           *
                                and Chief Lending Officer

Stock ownership of all
directors and executive
officers as a group
(13 persons)                                                   --          --            --          5,380,311        18.33%

-------------------
*   Less than 1 percent

(1)    Includes years of service as a director or executive officer of the Bank.

(2) Each person or relative of such person whose shares are included herein, exercises sole voting and dispositive powers as to the shares reported as of March 1, 2004, except the following individuals may be deemed to share voting and investment power as indicated: Mr. Hornyak, 13,496 shares; Mr. Mulkerin, 20,250 shares; Mr. Shein, 93,988 shares; Mr. Martin, 112,772 shares; Mr. McLaughlin, 134,744 shares; Mr. Ruegger, 135,944 shares; Mr. Chadwick, 131,991 shares; and all directors and executive officers as a group, 688,325 shares.

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

(6) The figure shown for all directors and executive officers as a group includes 963,814 shares held in custodial accounts pursuant to the First Savings Bank Directors' Deferred Fee Plan, over which the Compensation Committee of the board of directors has sole voting power. The members of the Compensation Committee each disclaim beneficial ownership of such shares.

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

Based solely on its review of copies of such reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that one late Form 4 report was filed by Nancy E. Graves, Executive Vice President and Chief Operating Officer, on December 19, 2003, to report a grant of shares on December 16, 2003, due to difficulties in the electronic transmission of the report. In addition, one late Form 4 report was filed by Keith H. McLaughlin, a director, to report 3,449 shares purchased by a family member pursuant to First Sentinel's conversion from a mutual holding company to a fully public company in 1998 and 146 shares which have accumulated over time through one or more brokerage accounts.

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

DIRECTORS' DEFERRED FEE PLAN. The Bank maintains the First Savings Bank Directors' Deferred Fee Plan ("DDFP"). Under the DDFP, Directors may elect to defer all or part of their fees and have them credited to a deferred money account. At the end of each fiscal quarter, the amount credited to the deferred money account is converted into shares of the Company's common stock according to the stock price at that time and credited to a stock account or the deferred money is used to purchase shares which are held in a trust account. Any balance credited to the stock account will be adjusted to reflect stock dividends or splits, and cash dividends will be credited to the stock account. The Bank will distribute a participant's account in stock when the participant ceases to be a director, retires or attains age 65 (or some other age specifically elected by the director), unless the Bank determines it serves its best interests or the best interests of the director to disburse these funds at an earlier date. The DDFP was amended, effective October 1, 2003, to require that all future distributions be made in the Company's common stock and that all cash dividends be reinvested in the Company's common stock. Prior to the amendment, participants were entitled to elect to receive distributions in the form of cash, the Company's common stock, or a combination thereof and to retain cash dividends in a deferred money account. The DDFP replaces the Agreement for Deferment of Directors' Fees and the First Savings Bank, SLA 1992 Deferred Fee Stock Unit Plan previously in effect.

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

                                                   ANNUAL COMPENSATION            LONG-TERM COMPENSATION(5)
                                                 ------------------------      -------------------------------
                                                                                RESTRICTED          SECURITIES
                                       FISCAL                                  STOCK AWARDS         UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITIONS         YEAR ENDED  SALARY (2)(3)   BONUS(4)          ($)(6)       OPTIONS/SARS(#)(7)   COMPENSATION(8)
----------------------------         ----------  -------------   --------      ------------     -----------------    --------------
Christopher Martin                      2003       $380,500      $133,000        $189,760                  --             $522,722
President and Chief Executive           2002        326,900       106,875              --                  --               54,942
Officer                                 2001        301,400       103,125              --                  --               49,248

Ann C. Clancy                           2003        162,000        40,014          36,663                  --               45,348
Executive Vice President,               2002        150,000        27,360              --               5,400               24,682
General Counsel and                     2001        143,000        25,025              --                  --               22,061
Corporate Secretary

Nancy E. Graves(1)                      2003        142,500        48,750          74,310              20,000                   --
Executive Vice President,
Chief Operating Officer

Thomas M. Lyons                         2003        135,000        33,750          36,663                  --               37,938
Executive Vice President,               2002         98,000        16,275              --               5,400               19,089
Chief Financial Officer                 2001         93,000        13,200              --                  --               17,393

Richard Spengler                        2003        170,000        41,438          63,975                  --               47,480
Executive Vice President,               2002        158,000        35,550              --                  --               30,488
Chief Lending Officer                   2001        150,000        32,060              --                  --               27,794

-------------------
(1)  Ms. Graves started employment with First Savings on March 31, 2003.

(2)  Includes directors' fees paid to Mr. Martin in 2003, 2002 and 2001.

(3) Includes amounts of salary deferred pursuant to the Incentive Savings Plan for Employees of First Savings Bank (401(k)) and payroll deductions under the Bank's health insurance plan.

                                                  (NOTES CONTINUED ON NEXT PAGE)

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

EMPLOYMENT AGREEMENTS. First Sentinel and First Savings have entered into employment agreements with Mr. Martin, effective as of November 15, 2000. The employment agreements are intended to ensure that First Sentinel and First Savings will be able to maintain a stable and competent management base. The employment agreements have rolling three-year terms unless and until the executive, the Company or the Bank choose to convert to a fixed three-year term. These agreements provide for a minimum current annual salary of $425,000 for Mr. Martin as of 2004 and participation on generally applicable terms and conditions in other compensation and fringe benefit plans to the extent that First Savings continues those plans. The base salary will be reviewed at least annually by the Boards of Directors of First Sentinel and First Savings.

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

In accordance with the merger agreement with PFS, First Sentinel and First Savings Bank have entered into an agreement with Mr. Martin, effective as of December 19, 2003, pursuant to which approximately $3,027,324 was paid to Mr. Martin in December 2003 in satisfaction of payments owed under the First Savings Bank Supplemental Executive Retirement Plan and the Amended and Restated First Savings Bank Supplemental Executive Retirement Plan II, and approximately $2,488,932 will be paid to Mr. Martin in satisfaction of other cash severance payments owed under the employment agreements upon completion of the merger with PFS. Under the agreement, Mr. Martin has also waived his rights to receive a tax indemnity payment under the employment agreements. Mr. Martin has also agreed that if he has an "excess parachute payment" under Section 280G of the Code, he will reduce a portion of the cash severance payment payable to him in 2004 to an amount sufficient to avoid such excess parachute payment.

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

In accordance with the merger agreement with PFS, First Sentinel and First Savings Bank have entered into agreements with Messrs. Richard Spengler, John F. Cerulo, Jr., Richard P. St. George and Thomas M. Lyons, and Ms. Ann C. Clancy, Ms. Nancy E. Graves and Ms. Karen Iacullo-Martino pursuant to which cash severance payments of approximately $1,119,517, $577,753, $583,609, $587,404,
$729,717, $806,031 and $696,097 will be
paid to each, respectively, in satisfaction of change in control payments owed under the change in control agreements upon completion of the merger.

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                    POTENTIAL REALIZABLE VALUE AT
                                                                                    ASSUMED ANNUAL RATES OF STOCK
                           INDIVIDUAL GRANTS                                        PRICE APPRECIATION FOR OPTION TERM
----------------------------------------------------------------------------------  ----------------------------------
                         NUMBER OF       PERCENT OF
                        SECURITIES          TOTAL
                        UNDERLYING       OPTION/SARS
                       OPTIONS/SARS     TO EMPLOYEES     EXERCISE OR    EXPIRATION
     NAME               GRANTED (#)    IN FISCAL YEAR    BASE PRICE        DATE                5%            10%
-------------------    ------------    --------------    -----------    ----------          --------      --------
Nancy E. Graves          20,000(1)          76.9%          $13.85         3/31/13           $174,500      $440,400

----------
(1) These options were granted under the 1998 Stock-based Incentive Plan on March 31, 2003. The options vest in three equal installments beginning on December 16, 2003 and ending on December 16, 2005. The options were not granted in tandem with any limited stock appreciation rights.

       The following table provides certain information with respect to the number of shares of common stock represented by outstanding stock options held by the Named Executive Officers as of December 31, 2003.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTIONS/SAR VALUES

                            SHARES                        NUMBER OF SECURITIES
                           ACQUIRED                      UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                              ON          VALUE              OPTIONS/SARS AT          IN-THE-MONEY OPTIONS/SARS AT
          NAME             EXERCISE      REALIZED           DECEMBER 31, 2003             DECEMBER 31, 2003(1)
-----------------------    --------      --------     ----------------------------    ----------------------------
                                                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                                      -----------    -------------    -----------    -------------
Christopher Martin         260,000     $3,217,875        25,000             --          $434,375            $--
Ann C. Clancy               30,400        353,000            --             --                --             --
Nancy E. Graves                 --             --         6,666         13,334            48,662         97,338
Thomas M. Lyons             30,400        353,000            --             --                --             --
Richard Spengler            50,470        653,366        46,500             --           564,975             --

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


              ESTIMATED ANNUAL RETIREMENT BENEFIT PAYABLE AT AGE 65
        TEN YEAR CERTAIN AND LIFE ANNUITY TO AN EMPLOYEE RETIRING IN 2003

                                             YEARS OF BENEFIT SERVICE (1)
1.0% CAREER
  AVERAGE
SALARY(2)(3)       15            20            25            30            35
  --------      --------      --------      --------      --------      --------

  $125,000      $ 18,800      $ 25,000      $ 31,300      $ 37,500      $ 43,800
   150,000        22,500        30,000        37,500        45,000        52,500
   175,000        26,300        35,000        43,800        52,500        61,300
   200,000        30,000        40,000        50,000        60,000        70,000
   300,000        45,000        60,000        75,000        90,000       105,000
   400,000        60,000        80,000       100,000       120,000       140,000
   450,000        67,500        90,000       112,500       135,000       157,500


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

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Effective as of January 1, 1994, the Board of Directors revised a previously existing plan entitled the Retirement Benefit Maintenance Plan (the "Maintenance Plan") and restated it as the First Savings Bank Supplemental Executive Retirement Plan ("SERP"). The SERP is a nonqualified employee benefit plan that provides a post-employment supplemental retirement benefit for certain participants designated by the Board of Directors of First Savings. A participant's benefit under the SERP is equal to (i) the excess of (A) seventy-five percent (75%) of the participant's base salary payments during the twelve consecutive months in which he received the greatest amount of such payments, over (B) the amount of the participant's "Pension Plan Annual Benefit" and "Primary Social Security Benefit," as defined in the SERP, reduced by (ii) four percent (4%) for each year of benefit service less than twenty-five (25). Generally, if a participant retires at or after he attains the age of 65, his benefit would not be subject to any reduction based on years of benefit service. If a participant elects early payment of his benefit, unless he has attained age 60 and accrued 25 years of benefit service, his benefit would be reduced according to actuarial considerations. Upon a change in control, as defined in the SERP, a participant's benefit would not be subject to any reduction based on years of benefit service or early payment. Under the terms of the merger agreement with PFS and the SERP, all benefits under the SERP were paid in full to the plan's two participants, Mr. Mulkerin and Mr. Martin, as of December 31, 2003. Mr. Mulkerin received a payment of $1,318,362 and Mr. Martin received $2,560,807, each in satisfaction of all unpaid benefits due under the SERP, and the SERP was terminated.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN II. On November 15, 2000, the Bank's Board of Directors approved the Amended and Restated First Savings Bank Supplemental Executive Retirement Plan II ("SERP II"). Anyone who participates in the ESOP or the Incentive Savings Plan for Employees of First Savings Bank ("Incentive Savings Plan") is eligible for selection as a participant in the SERP II. Participants in the SERP II are determined by the Bank's Board of Directors from a select group of management or highly compensated employees. Generally, the SERP II provides a participant the benefits that he would have received under the ESOP and the Incentive Savings Plan if certain Code benefit limitations did not apply. The participant also would receive any benefits he would have received under the ESOP had he remained in service throughout the term of the ESOP loan and all unallocated ESOP shares were allocated to participants. Vesting under the SERP II is subject to a five-year graded vesting schedule. Upon a change in control, as defined in the SERP II, however, the participant's portion of the unallocated ESOP shares would immediately vest. Under the terms of the merger agreement with PFS and the SERP II, all benefits under the SERP II were paid in full to the plan's only participant, Mr. Martin, as of December 31, 2003. Mr. Martin received $466,517 in satisfaction of all unpaid benefits due under the SERP II, and the SERP II was terminated.

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:


     (3)  Exhibits

          The following exhibits are filed as part of this report.

          ======================================================================
          Exhibit
           Number                    Description                     Reference
          --------------------------------------------------------

             2.1    Agreement and Plan of Merger,  dated  December
                    19, 2003, by and between Provident Financial Services, Inc. and First Sentinel Bancorp,
                    Inc.                                                  a

             3.1    Certificate of Incorporation of First Sentinel
                    Bancorp, Inc.                                         b

             3.2    Bylaws of First Sentinel Bancorp, Inc.                c

             3.3    Amendment to Bylaws of First Sentinel Bancorp,
                    Inc.                                                  d

             4.0    Stock  Certificate of First Sentinel  Bancorp,
                    Inc.                                                  e

             4.1    Certificate of  Designations,  Preferences and
                    Rights  of   Series  A  Junior   Participating
                    Preferred Stock                                       f

             4.2    Rights Agreement by and between First Sentinel
                    Bancorp,   Inc.  and  Registrar  and  Transfer
                    Company, as Rights Agent                              f

             4.3    Form of Right Certificate                             f

            10.1    First  Sentinel  Bancorp,  Inc.  1996  Omnibus
                    Incentive Plan                                        e

            10.2    First  Sentinel  Bancorp,   Inc.  Amended  and
                    Restated 1998 Stock-based Incentive Plan              g

            10.3    First Sentinel Bancorp,  Inc. 1986 Acquisition
                    Stock Option Plan                                     h

            10.4    First Sentinel Bancorp,  Inc. 1993 Acquisition
                    Stock Option Plan                                     h

            10.5    First Sentinel Bancorp,  Inc. 1997 Acquisition
                    Stock Option Plan                                     h

            10.6    First  Savings  Bank  Directors'  Deferred Fee
                    Plan                                                  i

            10.7    Amendment  to First  Savings  Bank  Directors'
                    Deferred Fee Plan                                     d

            10.8    First Savings Bank, SLA Supplemental Executive
                    Retirement Plan                                       e

            10.9    First  Savings  Bank  Supplemental   Executive
                    Retirement Plan II                                    i

            10.10   First  Savings  Bank   Non-Employee   Director
                    Retirement Plan                                       j

            10.11   Form of  Employment  Agreement  between  First
                    Sentinel Bancorp, Inc. and Christopher Martin         i

            10.12   Form of  Employment  Agreement  between  First
                    Savings Bank and Christopher Martin                   i

            10.13   Form of Two-year  Change in Control  Agreement
                    between   First   Savings   Bank  and  certain
                    executive  officers                                   i

            10.14   Form of Three-year Change in Control Agreement
                    between  First   Savings   Bank   and  certain
                    executive officers                                    i

            10.15   First  Savings  Bank,  SLA Employee  Severance
                    Compensation Plan                                     e

            10.16   First  Sentinel  Bancorp,  Inc.  Key  Employee
                    Equity Compensation Plan                              k

            11.0    Computation of per share earnings                     d

            21.0    Subsidiaries of Registrant                            d

            23.0    Consent of KPMG LLP                                   d

            31.1    Certification of Chief Executive Officer              d

            31.2    Certification of Chief Financial Officer              d

            31.3    Certification  of Chief Executive  Officer for
                    the Annual  Report on Form 10-K/A for the year
                    ended December 31, 2003.                        Filed herein

            31.4    Certification  of the Chief Financial  Officer
                    for the Annual  Report on Form  10-K/A for the
                    year ended December 31, 2003                    Filed herein
--------------------------------------------------------------------------------

          ======================================================================
          Exhibit
           Number                    Description                     Reference
          --------------------------------------------------------

            32.1 Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002, 18 U.S.C. Section 1350                  d

            32.2 Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002, 18 U.S.C. Section 1350                  d

            32.3    Statement of Chief Executive Officer furnished
                    pursuant to Section 906 of the  Sarbanes-Oxley
                    Act of 2002, 18 U.S.C. Section 1350             Filed herein

            32.4    Statement of Chief Financial Officer furnished
                    pursuant to Section 906 of the  Sarbanes-Oxley
                    Act of 2002, 18 U.S.C. Section 1350             Filed herein

          ======================================================================

a Previously filed and incorporated herein by reference to the December 31, 2003 Current Report on Form 8-K of First Sentinel Bancorp, Inc. (File No. 000-23809) filed on December 31, 2003.

b Previously filed and incorporated herein by reference to the December 31, 1998 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 1999.

c Previously filed and incorporated herein by reference to the December 31, 2002 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 31, 2003.

d. Previously filed and incorporated herein by reference to the December 31, 2003 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 15, 2004.

e Previously filed and incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1 (File No. 333-42757) of First Sentinel Bancorp, Inc. (formerly known as First Source Bancorp, Inc.) dated December 19, 1997, and all amendments thereto.

f Previously filed and incorporated herein by reference to the Exhibits to the Registration Statement on Form 8-A (File No. 000-23809) of First Sentinel Bancorp, Inc. dated December 20, 2001.

g Previously filed and incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders of First Sentinel Bancorp, Inc. (File No. 000-23809) filed on March 30, 1999.

h Previously filed and incorporated herein by reference to the December 31, 1999 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 2000.

i Previously filed and incorporated herein by reference to the December 31, 2000 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. (File No. 000-23809) dated March 30, 2001.

j Previously filed and incorporated herein by reference to the June 30, 2002 Quarterly Report on Form 10-Q of First Sentinel Bancorp, Inc. (File No. 000-23809) dated August 14, 2002.

k Previously filed and incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting of Stockholders of First Sentinel Bancorp, Inc. (File No. 000-23809) filed on March 28, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2004            FIRST SENTINEL BANCORP, INC.

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

Signature                              Title                               Date

PHILIP T. RUEGGER, JR.         Chairman of the Board              March 26, 2004
-------------------------
Philip T. Ruegger, Jr.

CHRISTOPHER MARTIN             President, Chief Executive         March 26, 2004
-------------------------      Officer and Director
Christopher Martin

THOMAS M. LYONS                Executive Vice President,          March 26, 2004
-------------------------      Chief Financial Officer
Thomas M. Lyons

JOSEPH CHADWICK                Director                           March 26, 2004
-------------------------
Joseph Chadwick

GEORGE T. HORNYAK, JR.         Director                           March 26, 2004
-------------------------
George T. Hornyak, Jr.

KEITH H. McLAUGHLIN            Director                           March 26, 2004
-------------------------
Keith H. McLaughlin

JOHN P. MULKERIN               Director                           March 26, 2004
-------------------------
John P. Mulkerin

JEFFRIES SHEIN                 Director                           March 26, 2004
-------------------------
Jeffries Shein

WALTER K. TIMPSON              Director                           March 26, 2004
-------------------------
Walter K. Timpson