Form 10-Q
period 2004-03-31
FIRST SENTINEL BANCORP INC
filed 2004-05-10
CIK 1051092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended.............................       MARCH 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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

Yes    X       No
    -------       -------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X       No
    -------       -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                           OUTSTANDING AT MAY 1, 2004
----------------------     -----------------------------------------------------
    Common Stock            28,299,252 shares, including 964,656 shares held by
                              the Directors' Deferred Fee Plan not otherwise
                            considered outstanding under accounting principles generally accepted in the United States of America

                          FIRST SENTINEL BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                     PAGE #
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of March 31, 2004 and
                December 31, 2003                                                                       3

                Consolidated Statements of Income for the Three Months Ended March 31, 2004
                and 2003                                                                                4

                Consolidated Statements of Stockholders' Equity for the Three Months Ended
                March 31, 2004 and 2003                                                                 5

                Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                2004 and 2003                                                                           6

                Notes to Unaudited Consolidated Financial Statements                                    7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                             10

Item 3.         Quantitative and Qualitative Disclosure About Market Risk                              18

Item 4.         Controls and Procedures                                                                18

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                      18

Item 2.         Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities       18

Item 3.         Defaults Upon Senior Securities                                                        18

Item 4.         Submission of Matters to a Vote of Security Holders                                    18

Item 5.         Other Information                                                                      18

Item 6.         Exhibits and Reports on Form 8-K                                                       19

                SIGNATURES                                                                             20

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

                                                                                           March 31,
                                                                                             2004              December 31,
                                                                                          (Unaudited)               2003
                                                                                        ----------------       ---------------
ASSETS
Cash and due from banks ..........................................................    $          32,169      $        16,007
Federal funds sold ...............................................................               41,500               59,800
                                                                                        ----------------       --------------
     Total cash and cash equivalents .............................................               73,669               75,807
Federal Home Loan Bank of New York (FHLB-NY) stock, at cost ......................               19,523               21,075
Investment securities available for sale, at fair value ..........................              101,859              106,459
Mortgage-backed securities available for sale, at fair value .....................              692,652              722,794
Loans held for sale, net .........................................................                  917                  777
Loans receivable, net ............................................................            1,221,945            1,209,944
Interest and dividends receivable ................................................                9,159                9,282
Premises and equipment, net ......................................................               14,847               15,160
Core deposit intangibles .........................................................                3,520                3,730
Other assets .....................................................................               38,359               39,642
                                                                                        ----------------       --------------
     Total assets ................................................................    $       2,176,450      $     2,204,670
                                                                                        ================       ==============

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits .........................................................................    $       1,346,240      $     1,339,858
Borrowed funds ...................................................................              550,457              591,500
Subordinated debentures ..........................................................               25,774               25,774
Advances by borrowers for taxes and insurance ....................................                9,780                9,519
Other liabilities ................................................................                8,857               10,445
                                                                                        ----------------       --------------
     Total liabilities ...........................................................            1,941,108            1,977,096
                                                                                        ================       ==============

STOCKHOLDERS' EQUITY

Preferred stock; authorized 10,000,000 shares; none issued and outstanding .......                   --                   --
Common stock, $.01 par value, 85,000,000 shares authorized;
     43,106,742 and 27,305,249 shares issued and outstanding at 3/31/04 and
     43,106,742 and 27,251,064 shares issued and outstanding at 12/31/03 .........                  430                  430
Paid-in capital ..................................................................              209,530              208,523
Retained earnings ................................................................              169,893              166,902
Accumulated other comprehensive income ...........................................                7,327                4,059
Treasury stock (14,704,218 and 14,748,818 shares at 3/31/04 and 12/31/03,
    respectively) ................................................................             (150,115)            (150,571)
Common stock acquired by the Employee Stock Ownership Plan (ESOP) ................               (8,257)              (8,486)
Common stock acquired by the Recognition and Retention Plan (RRP) ................                 (209)                (280)
Common stock acquired by the Deferred Directors Fee Plan (DDFP) ..................               (2,858)              (2,768)
DDFP Transition Differential .....................................................               (7,674)              (7,674)
Deferred compensation - DDFP .....................................................               17,275               17,439
                                                                                        ----------------       --------------
     Total stockholders' equity ..................................................              235,342              227,574
                                                                                        ----------------       --------------
     Total liabilities and stockholders' equity ..................................    $       2,176,450      $     2,204,670
                                                                                        ================       ==============

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data) (Unaudited)

                                                                       Three Months Ended March 31,
                                                                   --------------------------------------
                                                                       2004                    2003
                                                                   --------------          --------------
INTEREST INCOME:
  Loans .....................................................    $        17,827         $        19,193
  Investment and other and mortgage-backed securities
    available for sale ......................................              8,736                   9,588
                                                                   --------------          --------------
     Total interest income ..................................             26,563                  28,781
                                                                   --------------          --------------

INTEREST EXPENSE:
 Deposits:
   NOW and money market .....................................              1,061                   1,336
   Savings ..................................................                458                     722
   Certificates of deposit ..................................              2,888                   4,180
                                                                   --------------          --------------
     Total interest expense - deposits ......................              4,407                   6,238
  Borrowed funds ............................................              6,796                   7,532
  Subordinated debentures ...................................                477                      --
                                                                   --------------          --------------
     Total interest expense .................................             11,680                  13,770
                                                                   --------------          --------------
     Net interest income ....................................             14,883                  15,011
Provision for loan losses ...................................                 --                      --
                                                                   --------------          --------------
     Net interest income after provision for loan losses ....             14,883                  15,011
                                                                   --------------          --------------

NON-INTEREST INCOME:
  Fees and service charges ..................................              1,030                     888
  Net gain on sales of loans and securities
     available for sale .....................................                363                     893
  Income on Bank Owned Life Insurance .......................                394                     398
  Other income ..............................................                 99                     244
                                                                   --------------          --------------
     Total non-interest income ..............................              1,886                   2,423
                                                                   --------------          --------------

NON-INTEREST EXPENSE:
  Compensation and benefits .................................              4,385                   3,852
  Occupancy .................................................                642                     646
  Equipment .................................................                538                     428
  Advertising ...............................................                129                     255
  Federal deposit insurance .................................                 54                      58
  Amortization of core deposit intangibles ..................                210                     210
  Distributions on preferred capital securities .............                 --                     472
  General and administrative ................................              1,278                   1,171
  Merger-related expense ....................................                264                      --
                                                                   --------------          --------------
     Total non-interest expense .............................              7,500                   7,092
                                                                   --------------          --------------

     Income before income tax expense .......................              9,269                  10,342

Income tax expense ..........................................              3,238                   3,494
                                                                   --------------          --------------

     Net income .............................................    $         6,031         $         6,848
                                                                   ==============          ==============

Basic earnings per share ....................................    $          0.23         $          0.26
                                                                   ==============          ==============

Weighted average shares outstanding - Basic .................         26,334,868              25,961,344
                                                                   ==============          ==============

Diluted earnings per share ..................................    $          0.22         $          0.24
                                                                   ==============          ==============

Weighted average shares outstanding - Diluted ...............         27,881,458              27,652,037
                                                                   ==============          ==============

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands) (Unaudited)

                                                  Accumulated
                                                     Other    Common    Common               Common               Deferred   Total
                                                    Compre-   Stock      Stock               Stock        DDPF     Compen-   Stock-
                       Common   Paid-In   Retained  hensive  Acquired   Acquired  Treasury  Acquired   Transition  sation   holders'
                        Stock   Captial   Earnings   Income   By ESOP    By RRP     Stock    By DDFP  Differential  DDFP     Equity
                        -----  --------   --------    ------  -------    ------   ---------  -------  ------------ -------  --------
Balance at
 December 31, 2002 ....  $430  $205,915   $161,453    $9,776  $(9,404)  $(1,032)  $(145,480)  $(2,412)  $(7,674)  $    --  $211,572
  Net income for the
   three months ended
   March 31, 2003 .....    --        --      6,848        --       --        --          --        --        --        --     6,848
Cash dividends
  declared ($0.105) ...    --        --     (2,881)       --       --        --          --        --        --        --    (2,881)
Net change in
 unrealized gain on
 securities
 available for sale ...    --        --         --     1,445       --        --          --        --        --        --     1,445
Purchases of
 treasury stock .......    --        --         --        --       --        --     (12,353)       --        --        --   (12,353)
Increase in cost
 of DDFP, net .........    --        --         --        --       --        --          --       (90)       --        --       (90)
Exercise of
 stock options ........    --       (67)      (477)       --       --        --         549        --        --        --         5
Purchase and
 retirement of
 common stock .........    --      (177)        --        --       --        --          --        --        --        --      (177)
Amortization of RRP ...    --        --         --        --       --       239          --        --        --        --       239
ESOP expense ..........    --       121         --        --      230        --          --        --        --        --       351
                         ----  --------   --------    ------  -------     -----   ---------   -------   -------   -------  --------
Balance at
 March 31, 2003 .......  $430  $205,792   $164,943   $11,221  $(9,174)    $(793)  $(157,284)  $(2,502)  $(7,674)  $    --  $204,959
                         ====  ========   ========   =======  =======     =====   =========   =======   =======   =======  ========


Balance at
 December 31, 2003 ....  $430  $208,523   $166,902    $4,059  $(8,486)    $(280)  $(150,571)  $(2,768)  $(7,674)  $17,439  $227,574
Net income for the
 three months ended
 March 31, 2004 .......    --        --      6,031        --       --        --          --        --        --        --     6,031
Cash dividends
 declared ($0.105) ....    --        --     (2,968)       --       --        --          --        --        --        --    (2,968)
Net change in
 unrealized gain
 on securities
 available for sale ...    --        --         --     3,268       --        --          --        --        --        --     3,268
Decrease in cost
 of DDFP, net .........    --       348        (73)       --       --        --          --       (90)       --      (164)       21
Exercise of stock
 options ..............    --         5          1        --       --        --         456        --        --        --       462
Tax benefit on
 options and awards ...    --       436         --        --       --        --          --        --        --        --       436
Purchase and
 retirement of
 common stock .........    --      (102)        --        --       --        --          --        --        --        --      (102)
Amortization of RRP ...    --        16         --        --       --        71          --        --        --        --        87
ESOP expense ..........    --       304         --        --      229        --          --        --        --        --       533
                         ----  --------   --------    ------  -------     -----   ---------   -------   -------   -------  --------
Balance at
 March 31, 2004 .......  $430  $209,530   $169,893    $7,327  $(8,257)    $(209)  $(150,115)  $(2,858)  $(7,674)  $17,275  $235,342
                         ====  ========   ========   =======  =======     =====   =========   =======   =======   =======  ========

See accompanying notes to the unaudited consolidated financial statements.

FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                             ----------------------------
                                                                                                2004            2003
                                                                                             ------------    ------------
Cash flows from operating activities:
   Net income ..........................................................................   $       6,031   $       6,848
   ADJUSTMENTS  TO  RECONCILE  NET  INCOME  TO NET CASH  PROVIDED  BY  OPERATING
   ACTIVITIES:
   Depreciation of premises and equipment ..............................................             350             372
   Amortization of core deposit intangibles ............................................             210             210
   ESOP expense ........................................................................             533             351
   Amortization of RRP .................................................................              87             239
   DDFP credit .........................................................................              --            (459)
   Net amortization of premiums and accretion of discounts and deferred fees ...........           1,189           1,175
   Loans originated for sale ...........................................................          (5,298)        (18,080)
   Proceeds from sales of mortgage loans held for sale .................................           5,165          13,811
   Net gain on sales of loans and securities available for sale ........................            (363)           (893)
   Net gain on sale of real estate owned ...............................................              --             (81)
   Decrease in interest and dividends receivable .......................................             123             232
   Tax benefit on stock options and RRP ................................................             436              --
   Decrease in other liabilities .......................................................          (2,941)         (3,182)
   Decrease in other assets ............................................................             847           2,012
                                                                                             ------------    ------------
         Net cash provided by operating activities .....................................           6,369           2,555
                                                                                             ------------    ------------
Cash flows from investing activities:
   Proceeds from sales/calls/maturities of investment securities available for sale ....          22,589          17,687
   Purchases of investment securities available for sale ...............................         (17,007)        (15,579)
   Redemption (purchase) of FHLB-NY stock ..............................................           1,552          (1,246)
   Proceeds from sales of mortgage-backed securities available for sale ................          74,947          50,036
   Principal payments on mortgage-backed securities available for sale .................          44,527          91,049
   Purchases of mortgage-backed securities available for sale ..........................         (85,880)       (155,868)
   Principal repayments on loans .......................................................          86,616         158,526
   Origination of loans ................................................................         (95,770)       (164,096)
   Purchases of mortgage loans .........................................................          (3,057)         (3,299)
   Proceeds from sale of real estate owned .............................................              --             153
   Purchases of premises and equipment .................................................             (37)           (727)
                                                                                             ------------    ------------
         Net cash provided by (used in) investing activities ...........................          28,480         (23,364)
                                                                                             ------------    ------------
Cash flows from financing activities:
   Purchase of treasury stock ..........................................................              --         (12,353)
   Decrease (increase) in cost of DDFP, net ............................................              21             (90)
   Stock options exercised .............................................................             462              72
   Cash dividends paid .................................................................          (2,968)         (2,881)
   Net increase in deposits ............................................................           6,382          18,091
   Proceeds from borrowed funds ........................................................              --          50,000
   Repayment of borrowed funds .........................................................         (41,043)        (25,040)
   Net increase in advances by borrowers for taxes and insurance .......................             261             363
   Purchase and retirement of common stock .............................................            (102)           (177)
                                                                                             ------------    ------------
         Net cash (used in) provided by financing activities ...........................         (36,987)         27,985
                                                                                             ------------    ------------
         Net (decrease) increase in cash and cash equivalents ..........................          (2,138)          7,176
Cash and cash equivalents at beginning of period .......................................          75,807          65,945
                                                                                             ------------    ------------
Cash and cash equivalents at end of period .............................................   $      73,669   $      73,121
                                                                                             ============    ============
Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
       Interest ........................................................................   $      11,803   $      14,165
       Income taxes ....................................................................          10,300           4,803

See accompanying notes to the unaudited consolidated financial statements.

          FIRST SENTINEL BANCORP, INC. AND SUBSIDIARIES

      Notes to Unaudited Consolidated Financial Statements



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X for First Sentinel Bancorp, Inc. ("First Sentinel" or the "Company") and its wholly-owned subsidiaries, First Sentinel Capital
Trust I, First Sentinel Capital Trust II, and First Savings Bank, ("First Savings" or the "Bank"); the Bank's wholly-owned subsidiaries, Sentinel
Investment Corp. and FSB Financial LLC; and Sentinel Investment Corp.'s majority-owned subsidiary, 1000 Woodbridge Center Drive, Inc. Certain disclosures have been omitted or condensed pursuant to such rules. These interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2003, which was filed on March 15, 2004.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2004.

(B) STOCK-BASED COMPENSATION

The Company applies the "intrinsic value based method" as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. No employee compensation cost for stock options is reflected in net income, as all options granted under the Company's stock option plans had exercise prices greater than or equal to the market value of the underlying common stock on the date of grant. Stock awarded to employees under the Company's Recognition and Retention Plan is expensed by the Company over the awards' vesting period based upon the fair market value of the stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions for stock-based compensation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," amended by SFAS No. 148, "Accounting for Stock-based Compensation
- Transition and Disclosure" (in thousands, except per share data):

                                                                        Three Months Ended March 31,
                                                                ------------------------------------------
                                                                     2004                     2003
                                                                ----------------        -----------------
Net income, as reported..................................               $ 6,031                 $ 6,848
Add:
    Stock-based employee compensation expense
       included in reported net income, net of related
       tax effects (RRP awards)..........................                    57                     155
Deduct:
    Total stock-based employee compensation
       expense determined under fair value based
       method for all options and RRP awards, net
       of related tax....................................                    62                     162
                                                                 ---------------           -------------
Pro forma net income.....................................               $ 6,026                 $ 6,841
                                                                 ===============           =============
Net income per common share:
   Basic - as reported...................................                $ 0.23                  $ 0.26
                                                                 ===============           =============
   Basic - pro forma.....................................                $ 0.23                  $ 0.26
                                                                 ===============           =============
   Diluted - as reported.................................                $ 0.22                  $ 0.24
                                                                 ===============           =============
   Diluted - pro forma.................................. .               $ 0.22                  $ 0.24
                                                                 ===============           =============

(C) EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the daily average number of common shares outstanding during the period. Common stock equivalents are not included in the calculation.

Diluted earnings per share is computed similarly to that of basic earnings per share except that for stock options and RRP shares the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued utilizing the treasury stock method. With respect to the DDFP shares, such shares are included in diluted earnings per share and net income is adjusted to eliminate the DDFP credit.

Calculation of Basic and Diluted Earnings Per Share
--------------------------------------------------------
(dollars in thousands, except share data)

                                                  Three Months Ended March 31,
                                               -----------------------------------
                                                    2004               2003
                                               ----------------   ----------------
Net income for basic earnings per share     $            6,031 $            6,848
DDFP credit, net of related tax                             --               (298)
                                               ----------------   ----------------
Net income for diluted earnings per share   $            6,031 $            6,550
                                               ================   ================

Basic weighted-average common shares
     outstanding                                    26,334,868         25,961,344
Plus: Common stock held by DDFP                        979,404            984,244
Plus: Dilutive stock options and awards                567,186            706,449
                                               ----------------   ----------------
Diluted weighted-average common
     shares outstanding                             27,881,458         27,652,037
                                               ================   ================
Net income per common share:
   Basic                                    $             0.23 $             0.26
                                               ================   ================
   Diluted                                  $             0.22 $             0.24
                                               ================   ================


(2)  DIVIDENDS

Based upon current operating results, the Company declared cash dividends of $0.105 per share on January 28, 2004, payable February 27, 2004, to stockholders of record on February 13, 2004.

(3)  COMMITMENTS AND CONTINGENCIES

At March 31, 2004, the Company had the following commitments: (i) to originate loans of $102.1 million; (ii) unused equity lines of credit of $81.7 million;
(iii) unused commercial lines of credit of $15.4 million; (iv) unused construction lines of credit of $77.2 million; and (v) letters of credit outstanding totaling $1.3 million. Further, certificates of deposits, which are scheduled to mature and/or rollover in one year or less, totaled $372.5 million at March 31, 2004.

(4)  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses (in thousands):

                                                 Three Months Ended March 31,
                                               ---------------------------------
                                                    2004              2003
                                               ----------------   --------------
Balance at beginning of period              $           12,768 $         12,830
Provision charged to operations                             --               --
Net charge-offs                                             (2)              (2)
                                               ----------------   --------------
Balance at end of period                    $           12,766 $         12,828
                                                ===============    =============

(6)  COMPREHENSIVE  INCOME

Total comprehensive income, consisting of net income and the net change in unrealized gain/(loss) on securities available for sale, was $9.3 million and $8.3 million for the three months ended March 31, 2004 and 2003, respectively.

FIRST SENTINEL BANCORP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. Statements contained in this report that are not historical fact are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may be characterized as management's intentions, hopes, beliefs, expectations or predictions of the future. It is important to note that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Factors that could cause future results to vary materially from current expectations include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, real estate values, loan loss provisions, competition, customer retention; changes in accounting principles, policies or guidelines; legislative and regulatory changes; and the inability to complete the merger with Provident Financial Services, Inc. ("PFS") as and when expected. The Company has no obligation to update any forward-looking statements at any time.

PENDING MERGER WITH PROVIDENT FINANCIAL SERVICES, INC. On December 22, 2003, the Company announced that it had entered into a definitive agreement to merge with and into PFS in a cash and stock transaction valued at approximately $642.0 million. Under the terms of the agreement, 60% of the Company's common stock will be converted into PFS stock and the remaining 40% will be converted into cash. The Company's stockholders will have the option to receive for each share of the Company's common stock held either 1.092 shares of PFS common stock, $22.25 of cash, or some combination thereof, subject to an election and allocation procedure as set forth in the merger agreement. The merger agreement has been approved by the directors of both PFS and the Company. The transaction, which is expected to close on, or about June 30, 2004, is subject to customary closing conditions, including regulatory approvals and the approval of the Company's shareholders and PFS's shareholders. The merger agreement requires the Company to pay PFS a termination fee of $24.0 million if the agreement is terminated under certain circumstances following the Company's receipt of a superior acquisition proposal.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as other disclosures found elsewhere in this Form 10-Q, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as supplemented by this report, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is reviewed quarterly with the Audit Committee and the Board of Directors.

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

These evaluations are inherently subjective because, even though they are based on objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance. Therefore, the Company periodically reviews the actual performance and charge-off history of its portfolio and compares that to the previously determined allowance coverage percentages. In doing so, the Company evaluates the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to the assumptions and analyses.

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

EXECUTIVE SUMMARY. Net income for the three months ended March 31, 2004 was $6.0 million, or $0.22 per diluted share, compared with $6.8 million, or $0.24 per diluted share for the three months ended March 31, 2003. Annualized return on average equity was 10.41% for first quarter of 2004, compared with 12.80% for the same period in 2003, while the annualized return on average assets was 1.10% for the first quarter of 2004, compared with 1.21% for the first quarter of 2003. Net interest income declined $128,000 for the first quarter of 2004 versus the same period in 2003, as reduced interest income was largely offset by reduced interest expense. Interest-earning assets and interest-bearing liabilities experienced decreases in average balances, resulting in a decline in net interest-earning assets compared with the first quarter of 2003. The Company allowed these average balances to decline as it determined not to grow fixed-rate earning assets during a period of historically low interest rates. The impact of these declines was partially offset by an increase in the interest rate spread. Non-interest income declined $537,000, primarily as a result of lower net gains realized on sales on securities. Non-interest expense increased $408,000 compared with the first quarter of 2003, primarily as a result of increased compensation expense and costs related to the Company's pending merger with PFS.

ASSETS. Total assets decreased $28.2 million from December 31, 2003, to $2.2 billion at March 31, 2004. The decrease in assets was primarily a result of the Company's decision not to pursue growth at historically low interest rate levels. Changes in asset composition during the quarter consisted primarily of decreases in mortgage-backed securities ("MBS") and investment securities available for sale, partially offset by an increase in loans receivable.

MBS available for sale decreased $30.1 million, or 4.2%, to $692.7 million at March 31, 2004, from $722.8 million at December 31, 2003. Sales and principal repayments of $74.4 million and $44.5 million, respectively, exceeded purchases totaling $85.9 million for the three month period ended March 31, 2004. Purchases during the quarter consisted primarily of MBS issued by U.S.
government-sponsored agencies. At March 31, 2004, approximately 65% of the Company's MBS had adjustable rates and the portfolio had a modified duration of
3.1 years.

Investment securities available for sale decreased $4.6 million, or 4.3%, to $101.9 million at March 31, 2004, from $106.5 million at December 31, 2003. Sales, calls and maturities of $22.8 million exceeded purchases totaling $17.0 million for the three month period ended March 31, 2004. Purchases during the quarter consisted of securities issued by U.S. government-sponsored agencies. Proceeds from the sales, calls and maturities of investment securities and MBS available for sale were used to reduce borrowings and fund loan growth.

Loans receivable, net, increased $12.1 million from December 31, 2003, to $1.2 billion at March 31, 2004. Total loan originations for the three months ended March 31, 2004, were $101.1 million, compared to $182.2 million for the same period in 2003, and $157.0 million for the trailing quarter. Adjustable-rate single-family first mortgage loans accounted for $14.0 million, or 13.8% of production, while fixed-rate single-family first mortgage loan originations totaled $9.3 million, or 9.2% of total originations for the first three months of 2004. Also during the first quarter of 2004, construction lending, primarily for single-family developments and commercial buildings, totaled $32.2 million, or 31.9% of total originations, while commercial real estate, commercial and multi-family loan originations were $22.3 million, or 22.1%. During the same period, consumer loan originations, including home equity loans and credit lines, were $23.3 million, or 23.0% of total originations. In addition, the Company purchased $3.1 million of primarily adjustable-rate single-family first mortgage loans through correspondents during the three months ended March 31, 2004. Purchased loans are underwritten internally and are extended at higher rates than those currently offered by the Bank.

Repayment of principal on loans totaled $86.6 million for the three months ended March 31, 2004, compared to $158.5 million for the same period in 2003, and $137.0 million for the trailing quarter. The decrease in loan originations and repayments was primarily attributable to reduced refinance activity, as longer-term interest rates have increased and most eligible borrowers have already realized the economic benefits of refinancing their mortgage debt. Loan sales for the first quarter of 2004 totaled $5.2 million, compared with $13.8 million for the same period in 2003. The Company generally sells fixed-rate, 30-year loan production as a means of managing interest rate risk. At March 31, 2004, $557.3 million, or approximately 50%, of the Company's mortgage loans had adjustable interest rates. Approximately $196.5 million of these adjustable-rate loans are scheduled to reprice within the next twelve months.

Of the total loan portfolio at March 31, 2004, 1-4 family mortgage loans comprised 59.8%, home equity loans comprised 9.3%, and commercial real estate, multi-family and construction loans comprised 30.1%. The Company intends to continue to prudently expand its non-residential mortgage lending activities while maintaining its underwriting standards and commitment to community-based lending. While management intends to continue emphasizing the origination of loans, future levels of loan originations and repayments will be significantly influenced by external interest rates and other economic factors outside of the control of the Company, as well as the Company's interest rate risk management practices.

LIABILITIES. Total liabilities decreased $36.0 million, or 1.8%, to $1.9 billion at March 31, 2004, from $2.0 billion at December 31, 2003.

Borrowed funds decreased $41.0 million, or 6.9%, to $550.5 million at March 31, 2004, from $591.5 million at December 31, 2003 as the Company repaid several maturing reverse repurchase agreements.

Deposits increased $6.4 million from December 31, 2003, to $1.3 billion at March 31, 2004. Core deposits, consisting of checking, savings and money market accounts, grew by $16.5 million, or 2.0%, to $839.1 million and accounted for 62.3% of total deposits at March 31, 2004. Core deposit growth was partially offset by managed certificate of deposit run-off, as certificates declined by $10.1 million, or 2.0%, compared with year-end 2003. Decreases occurred primarily in the one-year and shorter maturity categories. The Company intends to continue its efforts to develop and maintain core deposit relationships while reducing higher-costing certificates of deposit.

CAPITAL. Stockholders' equity increased $7.8 million, or 3.4%, to $235.3 million at March 31, 2004, from $227.6 million at December 31, 2003. The increase in equity was attributable to net income of $6.0 million for the three months ended March 31, 2004, an increase in the net unrealized gain on securities available for sale of $3.3 million and the amortization of stock-based compensation and benefit plans and related tax benefits of $1.5 million, partially offset by cash dividends of $3.0 million. Book value and tangible book value per share were $8.62 and $8.49, respectively, at March 31, 2004, compared with $8.35 and $8.21, respectively, at December 31, 2003, and $7.71 and $7.54, respectively, at March 31, 2003.

The Federal Deposit Insurance Corporation requires that the Bank meet minimum leverage, Tier 1 and total risk-based capital requirements. At March 31, 2004, the Bank exceeded all regulatory capital requirements, as follows (dollars in thousands):

                                Required                   Actual
                          ----------------------    ----------------------        Excess of Actual
                                         % of                      % of            Over Regulatory
                            Amount      Assets         Amount     Assets             Requirements
                          ----------- ----------    ----------- ----------     -----------------------
Leverage Capital             $87,534     4.00%        $211,668     9.67%               $ 124,134
Risk-based Capital:
Tier 1                        44,786     4.00%         211,668    18.90%                 166,882
Total                         89,572     8.00%         224,434    20.05%                 134,862

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

The most significant sources of funds for the first three months of 2004 were principal repayments and prepayments of loans and mortgage-backed securities totaling $86.6 million and $44.5 million, respectively, proceeds from sales of MBS totaling $74.9 million, proceeds from sales, calls and maturities of investment securities of $22.6 million, a net increase in deposits totaling $6.4 million and proceeds from sales of mortgage loans of $5.2 million. If necessary, the Company has additional borrowing capacity with the FHLB-NY, including an available overnight line of credit of up to $50.0 million. At March 31, 2004, the Company had unpledged investment securities and MBS available for sale with a market value of $357.5 million.

The primary uses of funds for the first three months of 2004 were the origination of loans, including loans held for sale, totaling $101.1 million, purchases of mortgage-backed securities totaling $85.9 million, the repayment of borrowings of $41.0 million and purchases of investment securities totaling $17.0 million.

The Company anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 2004, the Company had commitments to originate loans of $102.1 million. The Company is obligated to pay $1.8 million under its lease agreements for branch and administrative facilities, of which $446,000 is due in the next twelve months. Certificates of deposit scheduled to mature in one year or less totaled $372.5 million at March 31, 2004. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

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

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2004:

    CONTRACTUAL                          LESS THAN                                       MORE THAN
     OBLIGATION             TOTAL         ONE YEAR         1-3 YEARS      3-5 YEARS       5 YEARS
     ----------             -----         --------         ---------      ---------       -------
Lending commitments        $276,390        $276,390        $     --        $    --        $     --
Operating lease
  commitments .....           1,804             446             661            320             377
Standby letters of
  credit ..........           1,316             429             887             --              --
Borrowed Funds ....         550,457          36,000         257,000         97,457         160,000
Subordinated
  debentures ......          25,774              --              --             --          25,774


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

RESULTS OF OPERATIONS. For the quarter ended March 31, 2004, basic and diluted earnings per share were $0.23 and $0.22, respectively, compared with basic and diluted earnings per share of $0.26 and $0.24, respectively, for the quarter ended March 31, 2003. Net income for the three months ended March 31, 2004 totaled $6.0 million compared with $6.8 million for the first quarter of 2003. Annualized return on average equity declined to 10.41% for the first quarter of 2004, from 12.80% for the comparable 2003 period. Annualized return on average assets was 1.10% for the March 2004 quarter, compared to 1.21% for the same period in 2003.

 CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION
 (Dollars in thousands)

                                                                              Three Months Ended March 31,
                                                       ------------------------------------------------------------------------
                                                                      2004                                  2003
                                                       -----------------------------------  -----------------------------------
                                                          Average                Average       Average                Average
                                                          Balance    Interest   Yield/Cost     Balance    Interest   Yield/Cost
                                                       -----------------------------------  -----------------------------------
ASSETS
  Interest-earning assets:
   Federal funds sold ..............................     $   24,857     $    58     0.93%     $   34,354     $   101     1.18%
   Investment securities available for sale (1) ....        127,297       1,249     3.92         131,618       1,644     5.00
   Mortgage-backed securities available for sale ...        727,786       7,429     4.08         771,408       7,843     4.07
                                                         ----------     -------     ----      ----------     -------     ----
     Total investments .............................        879,940       8,736     3.97         937,380       9,588     4.09

   Mortgage loans ..................................      1,108,135      16,206     5.85       1,103,789      17,353     6.29
   Home equity loans ...............................         61,407         942     6.14          62,892       1,074     6.83
   Home equity lines of credit .....................         51,995         526     4.05          48,278         562     4.66
   Other loans .....................................          9,632         153     6.35          15,057         204     5.42
                                                         ----------     -------     ----      ----------     -------     ----
     Total loans ...................................      1,231,169      17,827     5.79       1,230,016      19,193     6.24
                                                         ----------     -------     ----      ----------     -------     ----

  Total interest-earning assets ....................      2,111,109      26,563     5.03%      2,167,396      28,781     5.31%
  Non-interest earning assets ......................         86,968                               95,069
                                                         ----------                           ----------
        Total assets ...............................     $2,198,077                           $2,262,465
                                                         ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
   NOW and money market accounts ...................     $  526,594     $ 1,061     0.81%     $  491,108     $ 1,336     1.09%
   Savings accounts ................................        220,824         458     0.83         225,574         722     1.28
   Certificates of deposit .........................        511,739       2,888     2.26         595,202       4,180     2.81
                                                         ----------     -------               ----------     -------
     Total interest-bearing deposits ...............      1,259,157       4,407     1.40       1,311,884       6,238     1.90

   Borrowed funds ..................................        585,217       6,796     4.65         601,673       7,532     5.01
   Subordinated debentures .........................         25,774         477     7.40              --          --       --
                                                         ----------     -------               ----------     -------
  Total interest-bearing liabilities ...............      1,870,148      11,680     2.50       1,913,557      13,770     2.88
                                                                        -------     ----                     -------     ----
  Non-interest bearing deposits ....................         79,049                               73,082
  Other liabilities ................................         17,190                               61,766
                                                         ----------                           ----------
        Total liabilities ..........................      1,966,387                            2,048,405
  Stockholders' equity .............................        231,690                              214,060
                                                         ----------                           ----------
        Total liabilities and stockholders'
            equity .................................     $2,198,077                           $2,262,465
                                                         ==========                           ==========
Net interest income/interest rate spread ...........                    $14,883     2.53%                    $15,011     2.43%
                                                                        =======     ====                     =======     ====
Net interest-earning assets/net interest
   margin...........................................     $  240,961                 2.82%     $  253,839                 2.77%
                                                         ==========                 ====      ==========                 ====
Ratio of interest-earning assets
   to interest-bearing liabilities .................           1.13 X                               1.13 X
                                                         ==========                           ==========

(1) Includes FHLB-NY stock.

INTEREST INCOME. Interest income for the three months ended March 31, 2004, decreased by $2.2 million, or 7.7%, to $26.6 million, compared to $28.8 million for the same period in 2003.

Interest on loans decreased $1.4 million, or 7.1%, to $17.8 million for the three months ended March 31, 2004, compared to $19.2 million for the same period in 2003. The average balance of the loan portfolio increased $1.2 million, or 0.1%, to $1.2 billion for the first quarter of 2004, compared with the first three months of 2003. Growth in average construction and commercial mortgages was partially offset by a decline in average 1-4 family mortgage loans attributable to prepayments and refinancings. Interest income on loans, however, decreased as the average yield on the portfolio decreased 45 basis points to 5.79% as a result of lower market interest rates.

Interest on MBS and investment securities, including Fed funds sold and FHLB-NY stock, declined $852,000 for the quarter ended March 31, 2004, compared with the same period in 2003, as a result of a decrease in the average balance and a decline in market interest rates. The average balance of the investment and MBS portfolios totaled $879.9 million, with an annualized yield of 3.97% for the three months ended March 31, 2004, compared with an average balance of $937.4 million with an annualized yield of 4.09% for the three months ended March 31, 2003.

INTEREST EXPENSE. Interest expense decreased $2.1 million, or 15.2%, to $11.7 million for the three months ended March 31, 2004, compared to $13.8 million for the same period in 2003.

Interest expense on deposits decreased $1.8 million, or 29.4%, to $4.4 million for the three months ended March 31, 2004, compared to $6.2 million for the same period in 2003, as a result of lower market interest rates and a shift in deposit composition from higher-costing certificates of deposit into lower-priced core deposit accounts. Interest expense on certificates of deposit decreased $1.3 million, or 30.9%, for the first quarter of 2004 compared with 2003. The average balance of certificates of deposit declined $83.5 million, or 14.0%, to $511.7 million for the three months ended March 31, 2004, from $595.2 million for the same period in 2003. The average cost of certificates for the three-month period ended March 31, 2004, fell 55 basis points to 2.26%, compared to 2.81% for the same period in 2003. Interest expense on core deposits decreased $539,000, or 26.2%, to $1.5 million for the quarter ended March 31, 2004, compared with the same period in 2003 as the average cost of interest-bearing core deposits for the three-months ended March 31, 2004 declined 34 basis points to 0.81%, compared to 1.15% for the same period in 2003. The average balance of interest-bearing core deposits increased $30.7 million, or 4.3%, to $747.4 million for the three months ended March 31, 2004, from $716.7 million for the same period in 2003. In addition, average non-interest bearing deposits grew $6.0 million, or 8.2%, to $79.0 million for the three months ended March 31, 2004, versus the comparable 2003 period. Average deposits for the first quarter of 2004 were impacted by the sale in December 2003 of the Company's Lawrenceville, New Jersey branch which held $38.9 million in deposits.

Interest on borrowed funds for the three months ended March 31, 2004, decreased $736,000, or 9.8%, to $6.8 million, compared to $7.5 million for the same period in 2003. The average balance of borrowed funds for the three months ended March 31, 2004, decreased to $585.2 million from $601.7 million for the same period in 2003. The average interest rate paid on borrowed funds declined to 4.65% for the three months ended March 31, 2004, compared with 5.01% for the same period in 2003. The decline in interest expense on borrowed funds was partially offset by the inclusion in interest expense in 2004 of $477,000 in costs on subordinated debentures as a result of the Company's adoption of revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46R") on December 31, 2003. FIN 46R required deconsolidation of the subsidiary trusts formed in connection with the Company's issuance of preferred capital securities. The distributions on preferred capital securities were included in non-interest expense prior to the deconsolidation, while subsequently the interest on debentures is included in interest expense.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $128,000, or 0.9%, to $14.9 million for the three months ended March 31, 2004, compared to the same period in 2003. The decrease was due to the changes in interest income and interest expense described above. The interest rate spread was 2.53% for the three months ended March 31, 2004, compared with 2.43% for the same period in 2003 and 2.42% for the trailing quarter. The net interest margin improved to 2.82% for the three months ended March 31, 2004, from 2.77% for the same period in 2003 and 2.72% for the fourth quarter of 2003.

PROVISION FOR LOAN LOSSES. The Company did not record a provision for loan losses during the quarters ended March 31, 2004 and 2003, as a result of a stable loan portfolio size and asset quality. Provisions for loan losses are made based on management's evaluation of risks inherent in the loan portfolio, giving consideration to on-going credit evaluations and changes in the balance and composition of the loan portfolio. Total loans receivable increased $12.1 million, or 1.0%, to $1.2 billion at March 31, 2004 from December 31, 2003, while non-performing loans declined to $1.3 million at March 31, 2004, compared with $1.8 million at December 31, 2003 and $1.4 million at March 31, 2003. The allowance for loan losses as a percentage of total loans was 1.03% at March 31, 2004, compared with 1.04% at December 31, 2003 and March 31, 2003. In management's opinion, the allowance for loan losses, totaling $12.8 million at March 31, 2004, adequately addresses the risks inherent in the portfolio. Management will continue to review the need for additions to its allowance for loan losses based upon its quarterly review of the loan portfolio, the level of delinquencies, and general market and economic conditions.

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

(dollars in thousands)                                    Mar. 31,    Dec. 31,   Sept. 30,  June 30,    Mar. 31,
                                                            2004        2003       2003       2003        2003
                                                          ------------------------------------------------------
Non-accrual mortgage loans ...........................     $  944      $1,176      $841      $1,291      $1,082
Non-accrual other loans ..............................         --          17         6           6          43
                                                          ------------------------------------------------------
   Total non-accrual loans ...........................        944       1,193       847       1,297       1,125
Loans 90 days or more delinquent and
     still accruing ..................................        367         634        64          64         294
                                                          ------------------------------------------------------
Total non-performing loans ...........................      1,311       1,827       911       1,361       1,419
Total foreclosed real estate, net of related
     allowance .......................................         --          --        --          50          --
                                                          ------------------------------------------------------
Total non-performing assets ..........................     $1,311      $1,827      $911      $1,411      $1,419
                                                          ======================================================
Non-performing loans to loans receivable .............      0.11%       0.15%     0.07%       0.11%       0.12%
Non-performing assets to total assets ................      0.06%       0.08%     0.04%       0.06%       0.06%


NON-INTEREST INCOME. Non-interest income decreased $537,000, or 22.2%, to $1.9 million for the three months ended March 31, 2004, from $2.4 million for the same period in 2003. The first quarter of 2004 included net gains on sales of loans and securities totaling $363,000, compared with $893,000 for the first quarter of 2003. During the quarter ended March 31, 2003, the Company recognized gains on the sale of higher coupon mortgage-backed securities that demonstrated a significant propensity to prepay, as well as several corporate debt obligations. The sale of loans and securities and related gains or losses are dependent on market conditions, as well as the Company's liquidity and risk management requirements. Also in non-interest income, a $142,000 increase in fees and service charges primarily attributable to prepayment fees on commercial mortgage loans was offset by a $145,000 decrease in other income, primarily attributable to a gain on sale of REO which took place in the first quarter of 2003, and reduced income from annuity sales in the first quarter of 2004.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 2004, increased $408,000, or 5.8%, to $7.5 million, compared to $7.1 million for the same period in 2003. Compensation and benefits expense increased $533,000 for the quarter ended March 31, 2004 compared with the same period in 2003. The increase in compensation and benefits expense was primarily attributable to a credit of $459,000 resulting from changes in the fair value of stock held in rabbi trust for the DDFP for the quarter ended March 31, 2003. The DDFP was amended as to its structure and operation effective October 1, 2003, with no further changes in the fair value of stock held in the rabbi trust for the DDFP required to be recognized as periodic credits or charges to compensation expense subsequent to that date. Also included in compensation expense is a $182,000 increase in ESOP expense resulting from appreciation in the Company's stock price, which was largely offset by a $152,000 decrease in stock awards expense, the majority of which fully vested in December 2003. Merger-related charges associated with the Company's pending merger with PFS consisted of professional fees totaling $264,000 for the first quarter of 2004. These increases were partially offset by the classification of expense associated with the Company's subordinated debentures as interest expense in 2004. Prior to the Company's adoption of FIN 46R on December 31, 2003, the comparable expense, totaling $472,000 for the first quarter of 2003, was characterized as "Distributions on preferred capital securities" and included in non-interest expense.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2004).

Item 4.  CONTROLS AND PROCEDURES.

a.) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
    -------------------------------------------------

    Christopher Martin, the Company's Chief Executive Officer, and Thomas M. Lyons, the Company's Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based upon their evaluation, they each found the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.)  EXHIBITS

          ---------------------------------------------------------------------------------------------
               Exhibit

               Number                                Description                           Reference
          ---------------------------------------------------------------------------------------------
                 3.1         Certificate of Incorporation of First Sentinel Bancorp, Inc.      *
                 3.2         Bylaws of First Sentinel Bancorp, Inc.                           **
                 3.3         Amendment to Bylaws of First Sentinel Bancorp, Inc.              ***
                  4          Stock certificate of First Sentinel Bancorp, Inc.                 *
                 11          Statement re: Computation of per Share Earnings                 Page 8
                31.1         Certification of Chief Executive Officer                     Filed herein
                31.2         Certification of Chief Financial Officer                     Filed herein
                32.1         Statement of Chief Executive Officer furnished pursuant to    Furnished
                             Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.        herein
                             Section 1350
                32.2         Statement of Chief Financial Officer furnished pursuant to    Furnished
                             Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.        herein
                             Section 1350
          ---------------------------------------------------------------------------------------------

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

              *** Previously filed and incorporated herein by reference to the December 31, 2003 Annual Report on Form 10-K of First Sentinel Bancorp, Inc. filed with the SEC on March 15, 2004, SEC File No. 000-23809.

         b.)  REPORTS ON FORM 8-K

              1) On January 20, 2004, the Company filed a report on Form 8-K which includes, under Item 12, a press release announcing the rescheduling of its fourth quarter and year-ended December 31, 2003 earnings release date from January 23, 2004 to January 29, 2004.

              2) On January 30, 2004, the Company filed a report on Form 8-K which includes, under Item 12, a press release reporting the Company's financial results for the quarter and year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FIRST SENTINEL BANCORP, INC.



Date:  May 10, 2004                 By:   /s/ CHRISTOPHER MARTIN
                                          ----------------------
                                          Christopher Martin
                                          President and Chief
                                          Executive Officer


Date:  May 10, 2004                 By:   /s/ THOMAS M. LYONS
                                          -------------------
                                          Thomas M. Lyons
                                          Executive Vice President and
                                          Chief Financial Officer